Form 10-Q
period 2022-02-28
Ankam Inc.
filed 2022-04-11
CIK 1781629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2022

or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-255392

ANKAM INC.

(Exact name of registrant as specified in its charter)

NV	61-1900749	7370
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)	(Primary Standard Industrial Classification Code Number)

Georgii Salbiev

5348 Vegas Drive, Las Vegas,

NV, 89108

(+995) 599420389

mainoffice@ankam.net

(Address, including Zip Code, and Telephone Number, including Area Code, of Registrant's Principal Executive Office)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/a	N/a	N/a

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No [ ]

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [ ]       No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated Filer	[X]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,328,000 common shares issued and outstanding as of April 8, 2022.

ANKAM

FORM 10-Q

Quarterly Period Ended February 28, 2022

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		19

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying interim financial statements of Ankam (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements are condensed and should be read in conjunction with the Company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

ANKAM

CONDENSED BALANCE SHEETS

	February 28, 2022	November 30, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$19,821	$877
Prepaid Expenses	9,832	3,265
Total Current Assets	29,653	4,142

Capitalized Software Costs	6,174	6,735

TOTAL ASSETS	$35,827	$10,877

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Related party loan	$40,085	$34,072
Total Current Liabilities	40,085	34,072

Total Liabilities	40,085	34,072

Commitments and Contingencies (Note 5)
STOCKHOLDERS’ DEFICIT:
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,217,000 and 3,250,000 shares issued and outstanding as of February 28, 2022 and November 30, 2021, respectively	4,217	3,250
Additional paid in capital	28,043	—
Accumulated Deficit	(36,518)	(26,445)

Total Stockholders’ Deficit	(4,258)	(23,195)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$35,827	$10,877

The accompanying notes are an integral part of these condensed financial statements.

ANKAM
CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended February 28, 2022	Three months ended February 28, 2021

REVENUE:	$—	$—

EXPENSES:
General and Administrative Expenses	3,573	71
Professional Fees	6,500	5,000
Total Expenses	10,073	5,071

Loss Before Income Taxes	(10,073)	(5,071)

Provision for Income Taxes	—	—

NET LOSS	$(10,073)	$(5,071)

Net loss per common share - basic	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	3,322,538	3,250,000

The accompanying notes are an integral part of these condensed financial statements.

ANKAM

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Common Stock Subscribed	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance as of November 30, 2020	3,250,000	$3,250	$(3,250)	$—	$(5,188	$(5,188

Collection of stock subscription receivable	—	—	3,250	—	—	3,250
Net loss	—	—	—	—	(5,071)	(5,071)

Balance as of February 28, 2021	3,250,000	$3,250	$—	$—	$(10,259)	$(7,009)

Balance as of November 30, 2021	3,250,000	$3,250	$—	$—	$(26,445)	$(23,195)

Common stock issued for cash	967,000	967	—	28,043	—	29,010
Net loss	—	—	—	—	(10,073	(10,073

Balance as of February 28, 2022	4,217,000	$4,217	$—	$28,043	$(36,518	$(4,258)

The accompanying notes are an integral part of these condensed financial statements.

ANKAM
CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended February 28, 2022	Three months ended February 28, 2021
Cash Flows from Operating Activities:
Net loss	$(10,073)	(5,071)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	561	—
Changes in operating assets and liabilities:
Prepaid expenses	(6,567)	—
Net cash used in operating activities	(16,079)	(5,071)

Cash flows from Financing Activities:
Collection of stock subscription receivable	—	3,250
Proceeds from the issuance of common stock	29,010	—
Related party loan	6,013	3,050
Net cash provided by financing activities	35,023	6,300

NET INCREASE IN CASH	18,944	1,229

CASH AT BEGINNING OF THE PERIOD	877	184

CASH AT THE END OF THE PERIOD	$19,821	1,413

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	—
Cash paid for income taxes	$—	—

The accompanying notes are an integral part of these condensed financial statements.

ANKAM

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

As of February 28, 2022

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Ankam (the “Company”) was incorporated in August 2018 under the laws of the State of Nevada. The Company's product is MoneySaverApp. It is an application created to aggregate various discount cards on your mobile device. This way you can get easy access to any discounts at any moment. The idea of the app appeared as a way of simplifying the use of discount cards and enabling people to share them with anyone. With this product users can get a discount for such services as chain stores, gas stations, car dealerships, sports clubs, laundries, pharmacies, clinics, airlines, beauty salons, restaurants, clubs, internet service providers, car repair shops, pet stores and other customer loyalty programs.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The unaudited condensed interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes filed with the SEC for the year ended November 30, 2021.

Basis of presentation

The accompanying condensed financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three months ended February 28, 2022 and 2021.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

ANKAM

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

As of February 28, 2022

(Unaudited)

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customer". The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognizes as it fulfills its obligations under reach of its agreements:

Step 1: Identify the contract with a customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

The Company recognizes revenue when title, ownership, and risk of loss pass to the customer, all of which occurs upon shipment or delivery of the product.

Capitalized Software Costs

The Company capitalizes the application development phase costs of internal use software in accordance with Accounting Standards Codification (“ASC”) 350-40, “Intangibles-Goodwill and Other-Internal Use Software”. Capitalized costs will be amortized on a straight-line basis over the estimated useful life of the asset upon completion.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. There were no dilutive securities as of February 28, 2022 and 2021.

ANKAM

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

As of February 28, 2022

(Unaudited)

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance on deferred tax assets is established when management considers it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Tax benefits from an uncertain tax position are only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Interest and penalties related to unrecognized tax benefits are recorded as incurred as a component of income tax expense. The Company has not recognized any tax benefits from uncertain tax positions for any of the reporting periods presented.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe any of these pronouncements will have a material impact on the Company.

NOTE 3 – GOING CONCERN

The accompanying condensed financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. As a development-stage company, the Company had no revenues and incurred losses as of February 28, 2022. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

ANKAM

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

As of February 28, 2022

(Unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS

During the period from August 22, 2018 (inception) through February 28, 2022, the Company’s sole director has loaned to the Company $40,085. This loan is unsecured, non-interest bearing and due on demand.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with Financial Accounting Standards Board (“FASB”)ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of February 28, 2022, the Company is not aware of any contingent liabilities that should be reflected in the condensed financial statements.

NOTE 6 – INCOME TAXES

The components of the Company’s provision for Federal income tax for the three months ended February 28, 2022 and the year ended November 30, 2021 consists of the following:

	February 28, 2022	November 30, 2021
Federal income tax benefit attributable to:
Current Operations	$36,518	$26,445
Less: valuation allowance	(36,518)	(26,445)
Net provision for Federal income taxes	$—	$—

ANKAM

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

As of February 28, 2022

(Unaudited)

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	February 28, 2022	November 30, 2021
Deferred tax asset attributable to:
Net operating loss carryover	$7,669	$5,553
Less: valuation allowance	(7,669)	(5,553)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $36,518 as of February 28, 2022, for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to February 28, 2022, through the date when financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

DESCRIPTION OF BUSINESS

Business Strategy

Ankam (the “Company”) was incorporated in August 2018 under the laws of the State of Nevada. The Company's product is MoneySaverApp which is being created to be the simplest way to get easy access to or share your discount card with anyone from a mobile device. With this application, you can use your discounts for some of the following services: chain stores, gas stations, car dealerships, sports clubs, laundries, pharmacies, clinics, airlines, beauty salons, restaurants, clubs, internet service providers, car repair shops, pet stores and so on, to serve their own customer loyalty programs.

MoneySaverApp allows the user to:

• Search and filter all discount cards in one place;

• Select your preferences and prepare a discount card in seconds. Fast, free and secure;

• Get all the info you need in one place and make a choice. Simple and effortless.

• Don't waste time dealing with discount cards that don't match your personal situation. See only discount card offers that make sense for you.

• Scan your card. The process is very simple and quick. MoneySaverApp can store your own Discount Cards at your account.

• Try our simple navigation. Well-designed interface and convenient functional, swipe to show/hide menu, tap to show/hide card information and copy to your account, tap to preview card images. All information in one place, access your card information any time and at any place.

Ankam is the simplest way to get a discount or share your discount card with anyone from a mobile device.

What discount cards are convenient in our application?

Virtual cards are more convenient than plastic cards for several reasons:

• The discount cards in our app cannot be spoiled: they are water resistant, do not demagnetize, do not erase, cannot be broken;

• do not get lost: applications provide for backup and storage in the cloud;

• available from different devices, all family members, friends - at the same time;

• always with you;

• do not take up too much space in the wallet;

Many apps have a list of companies that support the system of virtual discounts. You are guaranteed to get a discount by simply displaying the bar code from the smartphone screen during your shopping.

Marketing

The Company will begin its marketing program online, where our potential customers are likely to be able and willing to associate.

Advertising

With limited funds, the Company will rely on management for advertising decisions. The company has developed an overall advertising scenario which it has implemented in preliminary form. As more funds become available the advertising budget will increase in a commensurate fashion.

Employees

We have no employees other than our director and President.

Description of Property

Our current office space is located at 7a Mamed Abashidze St, Tbilisi, Georgia. The premises are provided to us by our President, Georgii Salbiev, for no consideration and is a ‘home office’. We believe these facilities are in good condition, but that we may need to expand our space as our research and development efforts increase.

Legal Proceedings

We are not involved in certain legal claims or proceedings, nor have we ever been.

RESULTS OF OPERATIONS

Three months ended February 28, 2022, compared to February 28, 2021

Revenues

During the three months ended February 28, 2022 and 2021, we have not received any revenues.

Operating expenses

Total operating expenses for the three months ended February 28, 2022 were $10,073 compared to $5,071 for the three months ended February 28, 2021. Our operating expenses consisted of general and administrative costs $3,573 (February 28, 2021 - $71) and professional fees $6,500 (February 28, 2021 - $5,000). Expenses increased in the three months ended February 28, 2022 primarily due to the recognition of server rental expense.

Net Losses

The net loss for the fiscal quarter ended February 28, 2022, was $10,073, compared to $5,071 for the three months ended February 28, 2021, due to the factors discussed above.

Liquidity and Capital Resources

As of February 28, 2022, our total assets were $35,827 comprised of cash $19,821, prepaid expenses $9,832 and capitalized software costs $6,174. Our total liabilities were $40,085 comprised of a loan from our director. As of November 30, 2021, our total assets were $10,877 comprised of cash $877 and prepaid expenses $3,265 and capitalized software costs $6,735. Our total liabilities were $34,072 comprised of a loan from our director.

Stockholders’ deficit has decreased from $23,195 as of November 30, 2021 to $4,258 as of February 28, 2022.

The Company has accumulated a deficit of $36,518 as of February 28, 2022, compared to $26,445 as of November 30, 2021, and further losses are anticipated in the development of its business.

Net cash flows used in operating activities for the three months ended February 28, 2022, were $16,079.

Net cash flows provided by financial activities for the three months ended February 28, 2022, were $35,023.

Off-Balance Sheet Arrangements

As of February 28, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

Limited Operating History and Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have generated limited revenues. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of February 28, 2022, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the period ending February 28, 2022, there were no pending or threatened legal actions against us.

Item 1A.	Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

There is no other information required to be disclosed under this item that has not previously been reported.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANKAM

Date: April 11, 2022	By:	/s/ Georgii Salbiev
Name: Georgii Salbiev Title: President, Secretary, Treasurer, Director, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)