Form 10-Q
period 2022-05-31
Ankam Inc.
filed 2022-07-12
CIK 1781629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2022

or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number

33-255392

ANKAM INC.

(Exact name of registrant as specified in its charter)

NV	61-1900749	7370
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)	(Primary Standard Industrial Classification Code Number)

Bakur Kalichava

5348 Vegas Drive, Las Vegas,

NV, 89108

+995-599420389

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

Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,327,996 common shares issued and outstanding as of July 6, 2022.

ANKAM

FORM 10-Q

Quarterly Period Ended May 31, 2022

INDEX

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	5
	Balance Sheets as of May 31, 2022 (Unaudited) and November 30, 2021	6
	Statements of Operations for the three and six months ended May 31, 2022 and 2021 (Unaudited)	7
	Statements of Stockholders' Deficit for the three and six months ended May 31, 2022 and 2021 (Unaudited)	8
	Statements of Cash Flows for the six months ended May 31, 2022 and 2021 (Unaudited)	9
	Notes to the Financial Statements (Unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	18

Item 1A	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		19

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying interim financial statements of Ankam (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been or omitted pursuant to such rules and regulations.

The interim financial statements should be read in conjunction with the Company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

ANKAM

BALANCE SHEETS

	May 31, 2022 (Unaudited)	November 30, 2021
ASSETS
CURRENT ASSETS:
Cash	$7,692	$877
Prepaid expenses	—	3,265
Project in process	156,810	—
Total current assets	164,502	4,142

Capitalized software costs, net	60,613	6,735

TOTAL ASSETS	$225,115	$10,877

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$167,500	$—
Related party loan	65,085	34,072
Total current liabilities	232,585	34,072

Total liabilities	232,585	34,072

Commitments and contingencies (Note 5)
STOCKHOLDERS’ DEFICIT:
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,327,996 and 3,250,000 shares issued and outstanding as of May 31, 2022 and November 30, 2021, respectively	4,328	3,250
Additional paid in capital	31,262	—
Accumulated deficit	(43,060)	(26,445)

Total stockholders’ deficit	(7,470)	(23,195)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$225,115	$10,877

The accompanying notes are an integral part of these financial statements.

ANKAM
STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended May 31, 2022	Three months ended May 31, 2021	Six months ended May 31, 2022	Six months ended May 31, 2021

REVENUE:	$—	$—	$—	$—

EXPENSES:
Depreciation	561	—	1,122	—
General and administrative Expenses	1,713	175	4,725	246
Professional fees	4,268	4,700	10,768	9,700
Total expenses	6,542	4,875	16,615	9,946

Loss before income taxes	(6,542)	(4,875)	(16,615)	(9,946)

Provision for income taxes	—	—	—	—

NET LOSS	$(6,542)	$(4,875)	$(16,615)	$(9,946)

Net loss per common share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	4,257,739	3,250,000	3,818,448	3,250,000

The accompanying notes are an integral part of these financial statements.

ANKAM

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Common Stock Subscribed	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance as of November 30, 2020	3,250,000	$3,250	$(3,250)	$—	$(5,188	$(5,188)

Collection of stock subscription receivable	—	—	3,250	—	—	3,250
Net loss	—	—	—	—	(5,071)	(5,071)

Balance as of February 28, 2021	3,250,000	$3,250	$—	$—	$(10,259)	$(7,009)

Net loss	—	—	—	—	(4,875)	(4,875)

Balance as of May 31, 2021	3,250,000	$3,250	$—	$—	$(15,134)	$(11,884)

Balance as of November 30, 2021	3,250,000	$3,250	$—	$—	$(26,445)	$(23,195)

Common stock issued for cash	967,000	967	—	28,043	—	29,010
Net loss	—	—	—	—	(10,073)	(10,073)

Balance as of February 28, 2022	4,217,000	$4,217	$—	$28,043	$(36,518)	$(4,258)

Common stock issued for cash	110,996	111	—	3,219	—	3,330
Net loss	—	—	—	—	(6,542)	(6,542)

Balance as of May 31, 2022	4,327,996	$4,328	$—	$31,262	$(43,060)	$(7,470)

The accompanying notes are an integral part of these financial statements.

ANKAM
STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended May 31, 2022	Six months ended May 31, 2021

Cash Flows from Operating Activities:
Net loss	$(16,615)	$(9,946)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	1,122	—
Changes in operating assets and liabilities:
Accounts payable	167,500	—
Prepaid expenses	3,265	(129)
Project in process	(156,810)	—
Capitalized software costs	(55,000)	—
Net cash used in operating activities	(56,538)	(10,075)

Cash flows from Financing Activities:
Collection of stock subscription receivable	—	3,250
Proceeds from the issuance of common stock	32,340	—
Related party loan	31,013	7,200
Net cash provided by financing activities	63,353	10,450

NET INCREASE IN CASH	6,815	375

CASH AT BEGINNING OF THE PERIOD	877	184

CASH AT THE END OF THE PERIOD	$7,692	$559

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

ANKAM

NOTES TO THE FINANCIAL STATEMENTS

As of May 31, 2022

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes filed with the SEC for the year ended November 30, 2021.

Basis of presentation

The accompanying financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the six months ended May 31, 2022 and 2021.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

ANKAM

NOTES TO THE FINANCIAL STATEMENTS

As of May 31, 2022

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. There were no dilutive securities as of May 31, 2022 and 2021.

ANKAM

NOTES TO THE FINANCIAL STATEMENTS

As of May 31, 2022

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. As a development-stage company, the Company had no revenues and incurred losses as of May 31, 2022. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time.

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

ANKAM

NOTES TO THE FINANCIAL STATEMENTS

As of May 31, 2022

(Unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS

During the period from August 22, 2018 (inception) through May 31, 2022, the Company’s sole director has loaned to the Company $65,085. This loan is unsecured, non-interest bearing and due on demand.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with Financial Accounting Standards Board (“FASB”) ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of May 31, 2022, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 6 – INCOME TAXES

The components of the Company’s provision for federal income tax for the six months ended May 31, 2022 and the year ended November 30, 2021 consists of the following:

	May 31, 2022	November 30, 2021
Federal income tax benefit attributable to:
Current operations	$43,060	$26,445
Less: valuation allowance	(43,060)	(26,445)
Net provision for federal income taxes	$—	$—

ANKAM

NOTES TO THE FINANCIAL STATEMENTS

As of May 31, 2022

(Unaudited)

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	May 31, 2022	November 30, 2021
Deferred tax asset attributable to:
Net operating loss carryover	$9,043	$5,553
Less: valuation allowance	(9,043)	(5,553)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $43,060 as of May 31, 2022, for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to May 31, 2022, through the date when financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Description of Property

The Company does not own any real estate or other properties.

Legal Proceedings

We are not involved in certain legal claims or proceedings, nor have we ever been.

RESULTS OF OPERATIONS

Three months ended May 31, 2022, compared to May 31, 2021

Revenues

During the three months ended May 31, 2022 and 2021, we have not recognized any revenues.

Operating Expenses

Total operating expenses for the three months ended May 31, 2022 were $6,542 compared to $4,875 for the three months ended May 31, 2021. Our operating expenses consisted of general and administrative costs $1,713 (May 31, 2021 - $175), professional fees $4,268 (May 31, 2021 - $4,700) and depreciation $561 (May 31, 2021 - $0). Expenses increased in the three months ended May 31, 2022 primarily due to the recognition of server rental expense.

Net Losses

The net loss for the fiscal quarter ended May 31, 2022, was $6,542, compared to $4,875 for the three months ended May 31, 2021, due to the factors discussed above.

Six months ended May 31, 2022, compared to May 31, 2021

Revenues

During the six months ended May 31, 2022 and 2021, we have not recognized any revenues.

Operating Expenses

Total operating expenses for the six months ended May 31, 2022 were $16,615 compared to $9,946 for six months ended May 31, 2021. Our operating expenses consisted of general and administrative costs $4,725 (May 31, 2021 - $246), professional fees $10,768 (May 31, 2021 - $9,700) and depreciation $1,122 (May 31, 2021 - $0). Expenses increased in the six months ended May 31, 2022 primarily due to the recognition of server rental expense.

Net Losses

The net loss for the six months quarter ended May 31, 2022, was $16,615, compared to $9,946 for the six months ended May 31, 2021, due to the factors discussed above.

Liquidity and Capital Resources

As of May 31, 2022, our total assets were $225,115 comprised of cash $7,692, project in process $156,810 and capitalized software costs $60,613. Our total liabilities were $232,585 comprised of a loan from our director $65,085 and accounts payable $167,500. As of November 30, 2021, our total assets were $10,877 comprised of cash $877 and prepaid expenses $3,265 and capitalized software costs of $6,735. Our total liabilities were $34,072 comprised of a loan from our director.

Stockholders’ deficit has decreased from $23,195 as of November 30, 2021 to $7,470 as of May 31, 2022.

The Company has accumulated a deficit of $43,060 as of May 31, 2022, compared to $26,445 as of November 30, 2021, and further losses are anticipated in the development of its business.

Net cash flows used in operating activities for the six months ended May 31, 2022, were $56,538.

Net cash flows provided by financing activities for the six months ended May 31, 2022, were $63,353.

Off-Balance Sheet Arrangements

As of May 31, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of May 31, 2022, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the period ending May 31, 2022, there were no pending or threatened legal actions against us.

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

ANKAM

Date: July 12, 2022	By:	/s/ Bakur Kalichava
Name: Bakur Kalichava Title: President, Secretary, Treasurer, Director, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)