Form 10-K
period 2022-11-30
Ankam Inc.
filed 2023-02-24
CIK 1781629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended November 30, 2022

or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-255392

ANKAM INC.

(Exact name of registrant as specified in its charter)

Nevada	61-1900749	7370
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)	(Primary Standard Industrial Classification Code Number)

Bakur Kalichava 5348 Vegas Drive, Las Vegas, Nevada, 89108 +995-599420389 mainoffice@ankam.net

(Address, including Zip Code, and Telephone Number, including Area Code, of Registrant's Principal Executive Office)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/a	N/a	N/a

Securities registered under Section 12(g) of the Exchange Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ]      No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ]       No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Yes [ ]       No [X]

The aggregate market value of the shares Ankam Inc. common stock held by non-affiliates of the registrant as of of the last business day of the registrant’s fiscal year November 30, 2022 was $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,327,996 common shares issued and outstanding as of February 21, 2023.

PART I

Item 1. Business.

Business Strategy

Ankam Inc. (the “Company”) was incorporated in August 2018 under the laws of the State of Nevada. Ankam Inc. actively works in two directions: application development MoneySaver App and crypto wallet project.

MoneySaver App is an application created to aggregate various discount cards on a mobile device. The main advantage of the MoneySaver App is the user can get easy access to any discounts at any moment from anywhere. The idea of the app appeared as a way of simplifying the use of discount cards, enabling people to share them with anyone and getting new discounts.

Simultaneously, Ankam Inc. is focused on the development and implementation the cryptocurrency wallet project. The Company creates a service with the ability to manage cryptocurrency funds. As an additional option, the functionality for real-time monitoring of cryptocurrency price changes with news overviews will be implemented as well.

The cryptocurrency wallet will have the functionality of buying coin by bank deposit and payment gateway. In addition, it will have a deposit, withdrawal, referral system, membership system, blocked coin, as well as getting bonus, and many other functions required to launch the wallet. The real-time monitoring function of cryptocurrency price changes will allow users to stay up to date, as well as those interested in news in the sphere of cryptocurrency. This service functionality is convenient and practical, as it enables users to perform all the transactions they need in one service, which, as a result, will save their time and efforts.

The project will be released as a web version https://wallet.ankam.net/ as well as an app. Users will be able to download a mobile app to keep the service always at hand, while the website will allow them to access their account from anywhere.

According to its wide functionality and ease of use, it will be the perfect platform to create your own cryptocurrency wallet.

Marketing

The Company will begin its marketing program online, where our potential customers are likely to be able and willing to associate.

Advertising

With limited funds, the Company will rely on management for advertising decisions. The company has developed an overall advertising scenario, which it has implemented in preliminary form. As more funds become available, the advertising budget will increase in a commensurate manner.

Employees

We have no employees other than our Director and President.

Description of Property

Our current office space is located at Besiki Business Center, Besiki 4, corner with Rustavelli Ave., Tbilisi, Georgia. The premises are provided to us by our President, Bakur Kalichava, for no consideration and is a ‘home office’. We believe these facilities are in good condition, but that we may need to expand our space as our research and development efforts increase.

Legal Proceedings

We are not involved in certain legal claims or proceedings, nor have we ever been.

Item 1A.  Risk Factors.

Not applicable for smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not applicable for smaller reporting companies.

Item 2.  Properties.

We do not own any real estate or other properties.

Item 3.  Legal Proceedings.

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is not currently traded on any exchange. We cannot assure that any market for the shares will develop or be sustained.

As of November 30, 2022, no shares of our common stock are traded.

Number of Holders

As of November 30, 2022, the 4,327,996 issued and outstanding shares of common stock were held by a total of 51 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended November 30, 2022 and 2021.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data.

Not applicable for smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate”, “approximate” or “continue”, or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

RESULTS OF OPERATIONS

Years ended November 30, 2022, compared to November 30, 2021

Revenues

During the years ended November 30, 2022 and 2021, we have generated total revenue of $1,760 and $0, respectively.

Operating Expenses

Total operating expenses for the years ended November 30, 2022 were $57,051 compared to $21,257 for the year ended November 30, 2021. Our operating expenses consisted of general and administrative costs $26,606 (November 30, 2021 - $3,818), professional fees $17,200 (November 30, 2021 - $17,439) and amortization $13,245 (November 30, 2021 - $0).

Net Losses

The net loss for the years ended November 30, 2022, was $55,291, compared to $21,257 for the year ended November 30, 2021, due to the factors discussed above.

Liquidity and Capital Resources

As of November 30, 2022, our total assets were $446,030 comprised of cash $2,277, accounts receivable $4,800, project in process $198,710, right-of-use asset $169,752 and capitalized software costs $70,491. Our total liabilities were $492,176 comprised of advances from our director $215,017, deferred revenue of $4,000, lease liability $149,660 and accounts payable and accrued expenses of $123,499. As of November 30, 2021, our total assets were $10,877, comprised of cash of $877 and prepaid expenses of $3,265, and capitalized software costs of $6,735. Our total liabilities were $34,072 comprised of advances from our director.

Stockholders’ deficit has increased from $23,195 as of November 30, 2021 to $46,146 as of November 30, 2022.

The Company has accumulated a deficit of $81,736 as of November 30, 2022, compared to $26,445 as of November 30, 2021, and further losses are anticipated in the development of its business.

Net cash flows used in operating activities for the year ended November 30, 2022, were $134,885.

Net cash flows used in investing activities for the year ended November 30, 2022 were $77,000.

Net cash flows provided by financing activities for the year ended November 30, 2022, were $213,285.

Critical Accounting Policies and Significant Judgments and Estimates

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customer". The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

Step 1: Identify the contract with a customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

The Company recognizes revenue when title, ownership, and risk of loss pass to the customer, all of which occurs upon shipment or delivery of the product. There are no additional performance obligations. The transaction price is fixed in the invoice. The company does not apply discounts.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable, and current economic conditions.

Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer account, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole.

As of November 30, 2022, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets”. ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals.

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

Off-Balance Sheet Arrangements

As of November 30, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

INDEX TO AUDITED FINANCIAL STATEMENTS

ANKAM INC.

NOVEMBER 30, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Ankam, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ankam, Inc. (the Company) as of November 30, 2022 and 2021, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company had minimal revenues and incurred losses as of November 30, 2022 and has not completed its efforts to establish a stabilized source of revenues to cover operating costs over an extended period of time. These factors, and the need for additional financing in order for the Company to meet its business plans, raise substantial doubt about the Company’s ability to continue as a going concern. Our opinion is not modified with respect to that matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2019.

Accell Audit & Compliance, PA

Tampa, Florida

February 21, 2023

3001 N. Rocky Point Dr. East Suite 200 Tampa, Florida 33607 813.367.3527

ANKAM INC.

BALANCE SHEETS

	November 30, 2022	November 30, 2021
ASSETS
CURRENT ASSETS:
Cash	$2,277	$877
Accounts receivable	4,800	—
Prepaid expenses	—	3,265
Right-of-use asset, net	169,752	—
Total current assets	176,829	4,142

Project in process	198,710	—
Capitalized software costs, net	70,491	6,735

TOTAL ASSETS	$446,030	$10,877

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$123,499	$—
Deferred revenue	4,000	—
Related party loan	215,017	34,072
Lease liability	149,660	—
Total current liabilities	492,176	34,072

Total liabilities	492,176	34,072

Commitments and contingencies (Note 5)
STOCKHOLDERS’ DEFICIT:
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,327,996 and 3,250,000 shares issued and outstanding as of November 30, 2022 and November 30, 2021, respectively	4,328	3,250
Additional paid in capital	31,262	—
Accumulated deficit	(81,736)	(26,445)

Total stockholders’ deficit	(46,146)	(23,195)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$446,030	$10,877

The accompanying notes are an integral part of these financial statements.

ANKAM INC.
STATEMENTS OF OPERATIONS

	For year ended November 30, 2022	For year ended November 30, 2021

REVENUE:	$1,760	$—

EXPENSES:
General and administrative expenses	26,606	3,818
Professional fees	17,200	17,439
Amortization	13,245	—
Total expenses	57,051	21,257

Loss before income taxes	(55,291)	(21,257)

Provision for income taxes	—	—

NET LOSS	$(55,291)	$(21,257)

Net loss per common share - basic	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	4,085,776	3,250,000

The accompanying notes are an integral part of these financial statements.

ANKAM INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Common Stock Subscribed	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance as of November 30, 2020	3,250,000	$3,250	$(3,250)	$—	$(5,188)	$(5,188)

Collection of stock subscription receivable	—	—	3,250	—	—	3,250
Net loss	—	—	—	—	(21,257)	(21,257)

Balance as of November 30, 2021	3,250,000	$3,250	$—	$—	$(26,445)	$(23,195)

Common stock issued for cash	1,077,996	1,078	—	31,262	—	32,340
Net loss	—	—	—	—	(55,291)	(55,291)

Balance as of November 30, 2022	4,327,996	$4,328	$—	$31,262	$(81,736)	$(46,146)

The accompanying notes are an integral part of these financial statements.

ANKAM INC.
STATEMENTS OF CASH FLOWS

	For year ended November 30, 2022	For year ended November 30, 2021

Cash Flows from Operating Activities:
Net loss	$(55,291)	$(21,257)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization expense	13,245
Changes in operating assets and liabilities:
Accounts receivable	(4,800)	—
Prepaid expenses	3,265	(3,265)
Right-of-use asset/liability, net	(20,093)	—
Project in process	(198,710)	—
Accounts payable and accrued expenses	123,499	—
Deferred revenue	4,000	—
Net cash used in operating activities	(134,885)	(24,522)

Cash Flow from Investing Activities:
Purchase of software	(77,000)	(6,735)
Net cash used in investing activities	(77,000)	(6,735)

Cash Flows from Financing Activities:
Collection of stock subscription receivable	—	3,250
Proceeds from the issuance of common stock	32,340	—
Related party activity, net	180,945	28,700
Net cash provided by financing activities	213,285	31,950

NET INCREASE IN CASH	1,400	693

CASH AT BEGINNING OF THE PERIOD	877	184

CASH AT THE END OF THE PERIOD	$2,277	$877

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

OTHER CASH FINANCING ACTIVITY:
Server rental agreement	$179,592	$—

The accompanying notes are an integral part of these financial statements.

ANKAM INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2022 AND 2021

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Ankam Inc. (the “Company”) was incorporated in August 2018 under the laws of the State of Nevada. The company's product is MoneySaverApp, an application created to aggregate various discount cards on your mobile device. This way, users can easily access any discounts at any time. The idea for the app emerged as a way to simplify the use of discount cards and enable people to share them with anyone. With this product, users can obtain discounts for services such as chain stores, gas stations, car dealerships, sports clubs, laundries, pharmacies, clinics, airlines, beauty salons, restaurants, clubs, internet service providers, car repair shops, pet stores, and other customer loyalty programs.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the years ended November 30, 2022 and 2021.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customer". The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

Step 1: Identify the contract with a customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

The Company recognizes revenue when title, ownership, and risk of loss pass to the customer, all of which occurs upon shipment or delivery of the product. There are no additional performance obligations. The transaction price is fixed in the invoice. The company does not apply discounts.

ANKAM INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2022 AND 2021

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable, and current economic conditions.

Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer account, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole.

As of November 30, 2022, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets”. ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals.

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

ANKAM INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2022 AND 2021

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. There were no dilutive securities as of November 30, 2022 and 2021.

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

Lease

ASC 842, "Leases", requires that lessees recognize right-of-use (“ROU”) assets and lease liabilities. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ASC 842 distinguishes leases as either a finance lease or an operating lease that affects how the leases are measured and presented in the statement of operations and statement of cash flows.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe any of these pronouncements will have a material impact on the Company.

ANKAM INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2022 AND 2021

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. As a development-stage company, the Company had minimal revenues and incurred losses as of November 30, 2022. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs beyond the next 12 months.

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

NOTE 4 – RIGHT-OF-USE ASSET

The Company rents servers on which the web-version of the crypto wallet is actually running and on which the web wallet and app code are being developed. The server agreement balance as of November 30, 2022 and 2021, is $169,752 and $0, respectively.

The Company determined this transaction to reflect an operating lease. The entire invoice was due upon invoice on November 11, 2022 and the Company is making payments towards the balance periodically, however, there are no extended terms for payment. Therefore, the present value of the lease is the invoice date, and all remaining amounts are due and are reflected in the current liability section of the balance sheet.

NOTE 5 – PROJECT IN PROGRESS

The Company is developing and implementing a cryptocurrency wallet project. Upon completion of the development, the Company will receive an application with a cryptocurrency wallet and a version of the website. The approximate total cost of the project is $255,800. The project is planned to launch in June 2023.

The Company believes that the development of this application will be relevant for 3 years with its constant testing, adjustment, control and improvement of functionality based on user feedback.

NOTE 6 – CAPITALIZED SOFTWARE

	Useful Life	As of November 30, 2022	As of November 30, 2021
Cryptocurrency Web Wallet + App	3 years	$77,000	$—
MoneySaver App	3 years	6,735	6,735
Total capitalized software		83,735	6,735
Accumulated amortization		(13,244)	—
Balance		$70,491	$6,735

ANKAM INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2022 AND 2021

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company owed its sole director $215,017 and $34,072 as of November 30, 2022 and 2021, respectively, for unpaid operating advances. This loan is unsecured, non-interest bearing and due on demand.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with Financial Accounting Standards Board (“FASB”) ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of November 30, 2022, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 9 – INCOME TAXES

The components of the Company’s provision for federal income tax for the year ended November 30, 2022 and the year ended November 30, 2021 consists of the following:

	November 30, 2022	November 30, 2021
Federal income tax benefit attributable to:
Current operations	$81,736	$26,445
Less: valuation allowance	(81,736)	(26,445)
Net provision for federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	November 30, 2022	November 30, 2021
Deferred tax asset attributable to:
Net operating loss carryover	$17,165	$5,553
Less: valuation allowance	(17,165)	(5,553)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $81,736 as of November 30, 2022, for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

ANKAM INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2022 AND 2021

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to November 30, 2022, through the date when financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A(T). Controls and Procedures.

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer at the time, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2022, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2022, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	The Company does not have an adequate internal control structure or adequate oversight over financial reporting – The Company has only one member of management whom is also the Company’s sole director, therefore the Company lacks adequate segregation of duties. Further, the Company currently has no Audit Committee. While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities. Lastly, due to the minimal operations and small size of the Company we have not employed individuals that have the necessary accounting knowledge and expertise to ensure accurate financial reporting under US GAAP.
2.	The Company lacks appropriate information technology controls – As of November 30, 2022, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2022, based on criteria established in Internal Control- Integrated Framework issued by COSO in 2013.

System of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

-On November 30, 2022, under the supervision and with the participation of our management at the time, an evaluation was conducted of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the annual period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS

The name, age and titles of our executive officer and director is as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Bakur Kalichava	29	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Mr. Kalichava holds a Bachelor’s degree in Economics and Business in Ivane Javakhishvili Tbilisi State University. Prior to engaging as a Director of the Company, from 2019, Mr. Kalichava has been working with Geo Trade LTD, a Georgian company. The company's main activities include the development of specialized and heavy equipment imports in Georgia. At the same time, Mr. Kalichava commenced his career in operations management and software functional testing.

During the past ten years, Mr. Kalichava has not been the subject to any of the following events:

  Any bankruptcy petition filed by or against any business of which Mr. Kalichava was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.
  Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.
  An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Kalichava’s involvement in any type of business, securities or banking activities.
  Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to violate a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.
  Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;
  Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
  Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:
i.	Any Federal or State securities or commodities law or regulation; or
ii.	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or
iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

DIRECTOR INDEPENDENCE

The Board of Directors has determined that there are no “independent” directors as such term is defined in Section 5605(a)(2) of the Nasdaq listing rules, and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934. The preceding disclosure respecting director independence is required under applicable SEC rules. The Board of Directors has determined that at least one member of the board, Mr. Kalichava, is an “audit committee financial expert” as that term is defined in Regulation S-K promulgated under the Securities Exchange Act of 1934. Mr. Kalichava is not an “independent” member of the board as described above. The Board of Directors has determined that director is able to read and understand fundamental financial statements.

BOARD AND COMMITTEE MATTERS

The Company does not have a standing nominating committee, compensation committee or audit committee. Instead, the entire Board of Directors shares the responsibility of identifying potential director-nominees to serve on the Board of Directors and performing the functions of an audit committee. The Board believes the engagement of directors in these functions is important at this time in the Company’s development in light of the Company’s recent activities.

COMMUNICATIONS WITH BOARD MEMBERS

Our board of directors has provided the following process for shareholders and interested parties to send communications to our board and/or individual directors. All communications should be addressed to Ankam, 5348 Vegas Drive, Las Vegas, Nevada, 89108. Communications to individual director may also be made at our company’s address.

Item 11. Executive Compensation.

MANAGEMENT COMPENSATION

The following table sets forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the fiscal years ended November 30, 2022 and November 30, 2021:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Bakur Kalichava President, Secretary and Treasurer	2022	12,000	-0-	-0-	-0-	-0-	-0-	-12,000-
	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There is a current employment agreement between the Company and its Officer.

Mr. Kalichava currently devotes all of his time to manage the affairs of the Company. He has agreed to work with no remuneration until such time as the Company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information relating to the beneficial ownership of our common stock as of February 21, 2023, by:

● each person, or group of affiliated persons, known by us to beneficially own more than five percent of the outstanding shares of our common stock;

● each of our directors;

● each of our named executive officers; and

● all directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Bakur Kalichava	3,250,000 shares of common stock (direct)	75.092%

(*) Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household. This includes any shares such person has the right to acquire within 60 days.

(**) Percent of class is calculated on the basis of the number of fully diluted shares outstanding on November 30, 2022 (4,327,996).

Item 13. Certain Relationships and Related Transactions.

The Company’s sole director has advances in the amount of $215,017 due to him as of November 30, 2022.

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by our independent auditors (Accell Audit & Compliance, P.A.) for professional services rendered related to the fiscal years ended November 30, 2022 and 2021:

	2022	2021
Audit Fees	$16,000	$16,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$16,000	$16,000

(*) Fees for all services were pre-approved by the Board of Directors.

Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services in connection with registration statement filings and statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice, and tax planning.

All Other Fees. Consists of fees for products and services other than the services reported above.

PART IV

Item 15. Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Item 16. Form 10-K Summary.

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANKAM INC.

Date: February 24, 2023	By:	/s/ Bakur Kalichava
Name: Bakur Kalichava Title: President, Secretary, Treasurer, Director, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)