Form 10-Q
period 2023-02-28
Ankam Inc.
filed 2023-04-13
CIK 1781629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2023

or

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

Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,327,996 common shares issued and outstanding as of April 12, 2023.

ANKAM

FORM 10-Q

Quarterly Period Ended February 28, 2023

Signatures	20

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

The accompanying interim financial statements of Ankam, Inc. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been omitted pursuant to such rules and regulations.

The interim financial statements should be read in conjunction with the Company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

ANKAM, INC

BALANCE SHEETS

	February 28, 2023 (Unaudited)	November 30, 2022
ASSETS
CURRENT ASSETS:
Cash	$1,476	$2,277
Accounts receivable	—	4,800
Right-of-use asset, net	124,854	169,752
Total current assets	126,330	176,829

Project in process	198,710	198,710
Capitalized software costs, net	63,513	70,491

TOTAL ASSETS	$388,553	$446,030

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$85,600	$123,499
Deferred revenue	6,599	4,000
Related party loan	299,717	215,017
Lease liability	124,460	149,660
Total current liabilities	516,376	492,176

Total liabilities	516,376	492,176

Commitments and contingencies (Note 8)
STOCKHOLDERS’ DEFICIT:
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,327,996 and 4,327,996 shares issued and outstanding as of February 28, 2023 and November 30, 2022, respectively	4,328	4,328
Additional paid in capital	31,262	31,262
Accumulated deficit	(163,413)	(81,736)

Total stockholders’ deficit	(127,823)	(46,146)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$388,553	$446,030

The accompanying notes are an integral part of these financial statements.

ANKAM, INC
STATEMENTS OF OPERATIONS

(Unaudited)

	For three months ended February 28, 2023	For three months ended February 28, 2022

REVENUE:	$3,099	$—

EXPENSES:
General and administrative expenses	62,981	3,012
Professional fees	14,817	6,500
Amortization	6,978	561
Total expenses	84,776	10,073

Loss before income taxes	(81,677)	(10,073)

Provision for income taxes	—	—

NET LOSS	$(81,677)	$(10,073

Net loss per common share - basic	$(0.02)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	4,327,996	3,222,538

The accompanying notes are an integral part of these financial statements.

ANKAM, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance as of November 30, 2021	3,250,000	$3,250	$—	$(26,445)	$(23,195)

Common stock issued for cash	967,000	967	28,043	—	29,010
Net loss	—	—	—	(10,073)	(10,073)

Balance as of February 28, 2022	4,217,000	$4,217	$28,043	$(36,518)	$(4,258)

Balance as of November 30, 2022	4,327,996	$4,328	$31,262	$(81,736)	$(46,146)

Net loss	—	—	—	(81,677)	(81,677)

Balance as of February 28, 2023	4,327,996	$4,328	$31,262	$(163,413)	$(127,823)

The accompanying notes are an integral part of these financial statements.

ANKAM, INC.
STATEMENTS OF CASH FLOWS

(Unaudited)

	For three months ended February 28, 2023	For three months ended February 28, 2022

Cash Flows from Operating Activities:
Net loss	$(81,677)	$(10,073)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization expense	6,978	561
Changes in operating assets and liabilities:
Accounts receivable	4,800	—
Prepaid expenses	—	(6,567)
Right-of-use asset/liability, net	19,698	—
Accounts payable and accrued expenses	(37,899)	—
Deferred revenue	2,599	—
Net cash used in operating activities	(85,501)	(16,079)

Cash Flows from Financing Activities:
Proceeds from the issuance of common stock	—	29,010
Related party activity, net	84,700	6,013
Net cash provided by financing activities	84,700	35,023

NET (DECREASE) INCREASE IN CASH	(801)	18,944

CASH AT BEGINNING OF THE PERIOD	2,277	877

CASH AT THE END OF THE PERIOD	$1,476	$19,821

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

ANKAM, INC.

NOTES TO THE FINANCIAL STATEMENTS

As of February 28, 2023

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes filed with the SEC for the year ended November 30, 2022.

Basis of presentation

The accompanying financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three months ended February 28, 2023 and 2022.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

ANKAM

NOTES TO THE FINANCIAL STATEMENTS

As of February 28, 2023

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

As of February 28, 2023, the Company had no allowance for bad debt.

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

ANKAM, INC.

NOTES TO THE FINANCIAL STATEMENTS

As of February 28, 2023

(Unaudited)

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. There were no dilutive securities as of February 28, 2023 and 2022.

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

ANKAM, INC.

NOTES TO THE FINANCIAL STATEMENTS

As of February 28, 2023

(Unaudited)

Lease

ASC 842, "Leases", requires that lessees recognize right-of-use (“ROU”) assets and lease liabilities. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ASC 842 distinguishes leases as either a finance lease or an operating lease that affects how the leases are measured and presented in the statements of operations and cash flows.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe any of these pronouncements will have a material impact on the Company.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. As a development-stage company, the Company had minimal revenues and incurred losses as of February 28, 2023. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time.

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

NOTE 4 – RIGHT-OF-USE ASSET

The Company entered into a lease in November 2022 for a period of one year to rent servers on which the web-version of the crypto wallet is actually running and on which the web wallet and app code are being developed. The monthly rental amount is $14,966. The server agreement balance as of February 28, 2023 and November 30, 2022, is $124,854 and $169,752, respectively.

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

NOTE 5 – PROJECT IN PROGRESS

The Company is developing and implementing a cryptocurrency wallet project. Upon completion of the development, the Company will receive an application with a cryptocurrency wallet and a version of the website. The approximate total cost of the project is $255,800, of which $77,000 has been completed and capitalized as shown in Note 6.

ANKAM, INC.

NOTES TO THE FINANCIAL STATEMENTS

As of February 28, 2023

(Unaudited)

The Company believes that the development of this application will be relevant for 3 years with its constant testing, adjustment, control and improvement of functionality based on user feedback.

NOTE 6 – CAPITALIZED SOFTWARE COSTS

	Useful Life	As of February 28, 2023	As of November 30, 2022
Cryptocurrency Web Wallet + App	3 years	$77,000	$77,000
MoneySaver App	3 years	6,735	6,735
Total capitalized software		83,735	83,735
Accumulated amortization		(20,222)	(13,244)
Balance		$63,513	$70,491

During the three months ended February 28, 2023 and 2022, the amortization expense was $6,978 and $561, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company owed its sole director $299,717 and $215,017 as of February 28, 2023 and November 30, 2022, respectively, for unpaid operating advances. This loan is unsecured, non-interest bearing and due on demand.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with Financial Accounting Standards Board (“FASB”) ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of February 28, 2023, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

ANKAM, INC.

NOTES TO THE FINANCIAL STATEMENTS

As of February 28, 2023

(Unaudited)

NOTE 9 – INCOME TAXES

The components of the Company’s provision for federal income tax for the three months ended February 28, 2023 and the year ended November 30, 2022 consists of the following:

	February 28, 2023	November 30, 2022
Federal income tax benefit attributable to:
Current operations	$163,413	$81,736
Less: valuation allowance	(163,413)	(81,736)
Net provision for federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	February 28, 2023	November 30, 2022
Deferred tax asset attributable to:
Net operating loss carryover	$34,317	$17,165
Less: valuation allowance	(34,317)	(17,165)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $163,413 as of February 28, 2023, for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to February 28, 2023, through the date when financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Simultaneously, Ankam Inc. is focused on the development and implementation of the cryptocurrency wallet project. The Company creates a service with the ability to manage cryptocurrency funds. As an additional option, the functionality for real-time monitoring of cryptocurrency price changes with news overviews will be implemented as well.

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

RESULTS OF OPERATIONS

Three months ended February 28, 2023, compared to February 28, 2022

Revenues

During the three months ended February 28, 2023 and 2022, we have generated total revenue of $3,099 and $0, respectively.

In September 2022, the Company began selling its services, which caused an increase in revenue for the quarter ended February 28, 2023 compared to the quarter ended February 28, 2022.

Operating Expenses

Total operating expenses for the three months ended February 28, 2023 were $84,776 compared to $10,073 for the three months ended February 28, 2022. Our operating expenses consisted of general and administrative costs $62,981 (February 28, 2022 - $3,012), professional fees $14,817 (February 28, 2022 - $6,500) and amortization $6,978 (February 28, 2022 - $561). Expenses increased in the three months ended February 28, 2023 primarily due to the recognition of server rental expense and professional expenses.

Net Losses

The net loss for the three months ended February 28, 2023, was $81,677, compared to $10,073 for the three months ended February 28, 2022, due to the factors discussed above.

Liquidity and Capital Resources

As of February 28, 2023, our total assets were $388,553 and comprised of cash of $1,476, right-of-use asset of $124,854, project in process of $198,710 and capitalized software costs of $63,513. Our total liabilities were $516,376 and comprised of advances from our director of $299,717, deferred revenue of $6,599, lease liability of $124,460 and accounts payable and accrued expenses of $85,600.

As of November 30, 2022, our total assets were $446,030 and comprised of cash of $2,277, accounts receivable of $4,800, project in process of $198,710, right-of-use asset of $169,752 and capitalized software costs of $70,491. Our total liabilities were $492,176 and comprised of advances from our director of $215,017, deferred revenue of $4,000, lease liability of $149,660 and accounts payable and accrued expenses of $123,499.

Stockholders’ deficit has increased from $46,146 as of November 30, 2022 to $127,823 as of February 28, 2023.

The Company has accumulated a deficit of $163,413 as of February 28, 2023, compared to $81,736 as of November 30, 2022, and further losses are anticipated in the development of its business.

Net cash flows used in operating activities for the three months ended February 28, 2023, were $85,501.

During the three months ended February 28, 2023, the Company used $85,501 of cash in operating activities due to its net loss $81,677, increase in amortization expense of $6,978, decrease in accounts receivable of $4,800, decrease in right-of-use asset/liability, net of $19,698, increase in account payable of $37,899 and increase in deferred revenue of $2,599.

Net cash flows provided by financing activities for the three months ended February 28, 2023, were $84,700.

Off-Balance Sheet Arrangements

As of February 28, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of February 28, 2023, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the period ending February 28, 2023, there were no pending or threatened legal actions against us.

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

ANKAM

Date: April 13, 2023	By:	/s/ Bakur Kalichava
Name: Bakur Kalichava Title: President, Secretary, Treasurer, Director, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)