Form 10-Q
period 2023-05-31
Ankam Inc.
filed 2023-07-14
CIK 1781629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2023

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

Bakur Kalichava 5348 Vegas Drive, Las Vegas, NV, 89108 +136-12325001 mainoffice@ankam.net
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

Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,327,996 common shares issued and outstanding as of July 14, 2023.

ANKAM

FORM 10-Q

Quarterly Period Ended May 31, 2023

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

ANKAM, INC

BALANCE SHEETS

	May 31, 2023 (Unaudited)	November 30, 2022

ASSETS
CURRENT ASSETS:
Cash	$3,956	$2,277
Accounts receivable	-	4,800
Prepaid Expenses	10,000	-
Right-of-use asset, net	79,956	169,752
Total current assets	93,912	176,829

Project in process	198,710	198,710
Capitalized software costs, net	56,536	70,491

TOTAL ASSETS	$349,158	$446,030

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$85,600	$123,499
Deferred revenue	4,080	4,000
Related party loan	374,717	215,017
Lease liability	77,460	149,660
Total current liabilities	541,857	492,176

Total liabilities	541,857	492,176

Commitments and contingencies (Note 8)
STOCKHOLDERS’ DEFICIT:
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,327,996 shares issued and outstanding as of May 31, 2023 and November 30, 2022, respectively	4,328	4,328
Additional paid in capital	31,262	31,262
Accumulated deficit	(228,289)	(81,736)

Total stockholders’ deficit	(192,699)	(46,146)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$349,158	$446,030

The accompanying notes are an integral part of these unaudited financial statements.

ANKAM, INC
STATEMENTS OF OPERATIONS

(Unaudited)

	For three months ended May 31, 2023	For three months ended May 31, 2022	For six months ended May 31, 2023	For six months ended May 31, 2022

REVENUE:	$10,598	$-	$13,698	$-

EXPENSES:
General and administrative expenses	62,980	1,713	125,963	4,725
Professional fees	5,516	4,268	20,333	10,768
Amortization	6,978	561	13,955	1,122
Total expenses	75,474	6,542	160,251	16,615

Loss before income taxes	(64,876)	(6,542)	(146,553)	(16,615)

Provision for income taxes	-	-	-	-

NET LOSS	$(64,876)	$(6,542)	$(146,553)	$(16,615)

Net loss per common share - basic	$(0.02)	$(0.00)	$(0.03)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	4,327,996	4,257,739	4,327,996	3,818,448

The accompanying notes are an integral part of these unaudited financial statements.

ANKAM, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance as of November 30, 2021	3,250,000	$3,250	$-	$(26,445)	$(23,195)

Common stock issued for cash	967,000	967	28,043	-	29,010
Net loss	-	-	-	(10,073)	(10,073)

Balance as of February 28, 2022	4,217,000	4,217	28,043	(36,518)	(4,258)

Common stock issued for cash	110,996	111	3,219	-	3,330
Net loss	-	-	-	(6,542)	(6,542)

Balance as of May 31, 2022	4,327,996	$4,328	$31,262	$(43,060)	$(7,470)

Balance as of November 30, 2022	4,327,996	$4,328	$31,262	$(81,736)	$(46,146)

Net loss	-	-	-	(81,677)	(81,677)

Balance as of February 28, 2023	4,327,996	4,328	31,262	(163,413)	(127,823)

Net loss	-	-	-	(64,876)	(64,876)

Balance as of May 31, 2023	4,327,996	$4,328	$31,262	$(228,289)	$(192,699)

The accompanying notes are an integral part of these unaudited financial statements.

ANKAM, INC.
STATEMENTS OF CASH FLOWS

(Unaudited)

	For six months ended May 31, 2023	For six months ended May 31, 2022

Cash Flows from Operating Activities:
Net loss	$(146,553)	$(16,615)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization expense	13,955	1,122
Changes in operating assets and liabilities:
Accounts receivable	4,800	-
Prepaid expenses	(10,000)	3,265
Project in process	-	(156,810)
Right-of-use asset/liability, net	17,596	-
Accounts payable and accrued expenses	(37,899)	167,500
Deferred revenue	80	-
Net cash used in operating activities	(158,021)	(1,538)

Cash Flow from Investing Activities:
Purchase of software	-	(55,000)
Net cash used in investing activities	-	(55,000)

Cash Flows from Financing Activities:
Proceeds from the issuance of common stock	-	32,340
Related party activity, net	159,700	31,013
Net cash provided by financing activities	159,700	63,353

NET INCREASE IN CASH	1,679	6,815

CASH AT BEGINNING OF THE PERIOD	2,277	877

CASH AT THE END OF THE PERIOD	$3,956	$7,692

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ANKAM, INC.

NOTES TO THE FINANCIAL STATEMENTS

As of May 31, 2023

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the six months ended May 31, 2023 and 2022.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Revenue Recognition

The Company offers a newsletter subscription, which contains the most significant news in the cryptocurrency market. In most cases identified articles show price changes, experts opinions, technical information that can be used to understand the market and make right decisions in this area.

ANKAM

NOTES TO THE FINANCIAL STATEMENTS

As of May 31, 2023

(Unaudited)

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

The Company collects payment from customers before the service is provided. If deposits are collected before the service is provided, the Company recognizes deferred revenue.

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

As of May 31, 2023 and November 30, 2022 the Company had no allowance for bad debt.

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

As of May 31, 2023

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. There were no dilutive securities as of May 31, 2023 and 2022.

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

As of May 31, 2023

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. As a development-stage company, the Company had minimal revenues and incurred losses as of May 31, 2023. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time.

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

NOTE 4 – RIGHT-OF-USE ASSET

The Company entered into a lease in November 2022 for a period of one year to rent servers on which the web-version of the crypto wallet is actually running and on which the web wallet and app code are being developed. The monthly rental amount is $14,966. The server agreement balance as of May 31, 2023 and November 30, 2022 is $79,956 and $169,752, respectively.

The Company determined this transaction to reflect an operating lease. The entire invoice was due upon invoice on November 11, 2022 and the Company is making payments towards the balance periodically, however, there are no extended terms for payment. Therefore, the present value of the lease is the invoice date, and all remaining amounts are due and are reflected in the current liability section of the balance sheets.

During the three months ended May 31, 2023 and 2022, the Company recorded $44,898 and $1,315 as operating lease expenses which is included in general and administrative expenses on the statements of operations. During the six months ended May 31, 2023 and 2022, the Company recorded $89,796 and $3,715 as operating lease expenses which is included in general and administrative expenses on the statements of operations.

ANKAM, INC.

NOTES TO THE FINANCIAL STATEMENTS

As of May 31, 2023

(Unaudited)

Operating right-of-use are summarized below:

	May 31, 2023	November 30, 2022
Server rental	$179,592	$179,592
Less: accumulated amortization	(99,636)	(9,840)
Right-of-use, net	$79,956	$169,752

Operating lease liabilities are summarized below:

	May 31, 2023	November 30, 2022
Server rental	$77,460	$149,660
Less: current portion	77,460	149,660
Long term portion	$—	$—

NOTE 5 – PROJECT IN PROGRESS

The Company is developing and implementing a cryptocurrency wallet project. Upon completion of the development, the Company will receive an application with a cryptocurrency wallet and a version of the website. The initial estimated cost of the project was $255,800, of which $77,000 has been completed and capitalized as shown in Note 6. As of May 31, 2023, the total cost of the project is approximately $276,000. The project is planned to launch in September 2023.

The Company believes that the development of this application will be relevant for 3 years with its constant testing, adjustment, control and improvement of functionality based on user feedback.

NOTE 6 – CAPITALIZED SOFTWARE COSTS

	Useful Life	As of May 31, 2023	As of November 30, 2022
Cryptocurrency Web Wallet + App	3 years	$77,000	$77,000
MoneySaver App	3 years	6,735	6,735
Total capitalized software		83,735	83,735
Accumulated amortization		(27,199)	(13,244)
Balance		$56,536	$70,491

During the three months ended May 31, 2023 and 2022, the amortization expense was $6,978 and $561, respectively. During the six months ended May 31, 2023 and 2022, the amortization expense was $13,955 and $1,122, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company owed its sole director $374,717 and $215,017 as of May 31, 2023 and November 30, 2022, respectively, for unpaid operating advances. This loan is unsecured, non-interest bearing and due on demand.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with Financial Accounting Standards Board (“FASB”) ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of May 31, 2023, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

ANKAM, INC.

NOTES TO THE FINANCIAL STATEMENTS

As of May 31, 2023

(Unaudited)

NOTE 9 – INCOME TAXES

The components of the Company’s provision for federal income tax for the six months ended May 31, 2023 and the year ended November 30, 2022 consists of the following:

	May 31, 2023	November 30, 2022
Federal income tax benefit attributable to:
Current operations	$228,289	$81,736
Less: valuation allowance	(228,289)	(81,736)
Net provision for federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	May 31, 2023	November 30, 2022
Deferred tax asset attributable to:
Net operating loss carryover	$47,940	$17,165
Less: valuation allowance	(47,940)	(17,165)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $228,289 as of May 31, 2023, for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to May 31, 2023, through the date when financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

Three months ended May 31, 2023, compared to May 31, 2022

Revenues

During the three months ended May 31, 2023 and 2022, we have generated total revenue of $10,598 and $0, respectively.

In September 2022, the Company began selling its services, which caused an increase in revenue for the quarter ended May 31, 2023 compared to the quarter ended May 31, 2022.

Operating Expenses

Total operating expenses for the three months ended May 31, 2023 were $75,474 compared to $6,542 for the three months ended May 31, 2022. Our operating expenses consisted of general and administrative costs $62,980(May 31, 2022 - $1,713), professional fees $5,516 (May 31, 2022 - $4,268) and amortization $6,978 (May 31, 2022 - $561). Expenses increased in the three months ended May 31, 2023 primarily due to the server rental expense.

Net Losses

The net loss for the three months ended May 31, 2023, was $64,876, compared to $6,542 for the three months ended May 31, 2022, due to the factors discussed above.

Six months ended May 31, 2023, compared to May 31, 2022

Revenues

During the six months ended May 31, 2023 and 2022, we have generated total revenue of $13,698 and $0, respectively.

In September 2022, the Company began selling its services, which caused an increase in revenue for the six months ended May 31, 2023 compared to the six months ended May 31, 2022.

Operating Expenses

Total operating expenses for the six months ended May 31, 2023 were $160,251 compared to $16,615 for the six months ended May 31, 2022. Our operating expenses consisted of general and administrative costs $125,963 (May 31, 2022 - $4,725), professional fees $20,333 (May 31, 2022 - $10,768) and amortization $13,955 (May 31, 2022 - $1,122). Expenses increased in the six months ended May 31, 2023 primarily due to the server rental expense and professional expenses. Professional expenses increased due to transfer agent fees

Net Losses

The net loss for the six months ended May 31, 2023, was $146,553 compared to $16,615 for the six months ended May 31, 2022, due to the factors discussed above.

Liquidity and Capital Resources

As of May 31, 2023, our total assets were $349,158 and comprised of cash of $3,956, prepaid expenses of $10,000, right-of-use asset of $79,956, project in process of $198,710 and capitalized software costs of $56,536. Our total liabilities were $541,857 and comprised of advances from our director of $374,717, deferred revenue of $4,080, lease liability of $77,460 and accounts payable and accrued expenses of $85,600.

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

Stockholders’ deficit has increased from $46,146 as of November 30, 2022 to $192,699 as of May 31, 2023.

The Company has accumulated a deficit of $228,289 as of May 31, 2023, compared to $81,736 as of November 30, 2022, and further losses are anticipated in the development of its business.

During the six months ended May 31, 2023, the Company used $158,021 of cash in operating activities due to its net loss $146,553 increase in amortization expense of $13,955, decrease in accounts receivable of $4,800, increase in prepaid expenses of $10,000, decrease in right-of-use asset/liability, net of $17,596, increase in account payable of $37,899 and increase in deferred revenue of $80.

Net cash flows provided by financing activities for the six months ended May 31, 2023, were $159,700 due to proceeds from related party loan.

Off-Balance Sheet Arrangements

As of May 31, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of May 31, 2023, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the period ending May 31, 2023, there were no pending or threatened legal actions against us.

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

ANKAM

Date: July 14, 2023	By:	/s/ Bakur Kalichava
Name: Bakur Kalichava Title: President, Secretary, Treasurer, Director, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)