Form 10-K
period 2023-11-30
Ankam, Inc.
filed 2024-02-28
CIK 1781629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended November 30, 2023

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

Bakur Kalichava 5348 Vegas Drive, Las Vegas, Nevada, 89108 +1361-2325001 mainoffice@ankam.net

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

Yes [ ]       No [X]

The aggregate market value of the shares Ankam Inc. common stock held by non-affiliates of the registrant as of of the last business day of the registrant’s fiscal year November 30, 2023 was $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,327,996 common shares issued and outstanding as of February 28, 2024.

PART I

Item 1. Business.

Business Strategy

Ankam, Inc. (the “Company”) was incorporated in August 2018 under the laws of the State of Nevada. Ankam, Inc. operates as a technology company specializing in the development of two mobile applications.

The Company’s business lies in possessing and developing Expense Minder, a proprietary product designed to streamline and manage expense reporting for users. The Company conceptualizes and is constructing an application that facilitates a user’s expense management. Our focus extends to designing and developing a mobile application designed to streamline and automate the tracking, and submission of user's expenses. The application will feature categorization of expenses, saving goals, bill reminders, and customizable categories.

On November 30, 2023 the Company completed the transfer of all operations associated with the business of MoneySaverApp to its wholly-owned subsidiary, Ankam LLC (the “LLC”). The assets transferred included 100% of the ownership interests of MoneySaverApp and all operations associated with the MoneySaverApp.

MoneySaver App is an application created to aggregate various discount cards on a mobile device. The primary advantage of MoneySaverApp lies in providing users with easy access to discounts at any moment and from anywhere. The app simplifies the use of discount cards, allowing users to share them and discover new discounts. The LLC, with its primary focus on MoneySaverApp, aims to enhance the application, offering users instant and convenient access to a diverse array of discounts, prioritizing ease of use, and elevating the overall user experience.

The application is currently available on the Apple Store. The Company has been actively working on improving the application and developing additional features.

On October 27, 2023, the Company entered into an IT Product Sale Agreement with Edwina Bloomer Ltd., a limited company registered and operating under the laws of the United Kingdom. The objective of the Agreement was for the Company to facilitate the sale of a cryptocurrency wallet website and application. The Agreement comprehensively outlines the purchase price, payment terms, closing conditions, and other material aspects of the transaction, detailing the terms and considerations related to the sale, transfer, and delivery of the cryptocurrency wallet website and application. As a result of this transaction, the Company successfully sold the cryptocurrency wallet website and application.

On November 6, 2023, Bakur Kalichava, being the sole member of the Board of Directors, appointed Enrike Bokuchava to a Director of the Company. The Company and Mr. Bokuchava entered into an Independent Contractor Agreement pursuant to which Mr. Bokuchava was retained as an Independent Director of the Company, effective November 6, 2023.

From 2019 through April 2023, Mr. Bokuchava served as the Software Developer and DevOps Engineer, writing and optimizing code for web and mobile applications and ensuring infrastructure scalability and reliability at DataHouse, Tbilisi. In June 2022, Mr. Bokuchava completed a Degree of Business Administration at Caucasus University. Currently, Mr. Bokuchava is receiving Business Analyst certification.

Bakur Kalichava continues to serve as the Company’s President, Director, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary.

Marketing

The Company aims to build awareness and generate interest in Expense Minder and MoneySaverApp among potential users. Digital marketing strategies will be employed to enhance online visibility, utilizing targeted campaigns and partnerships to create anticipation for the applications. App store optimization efforts will focus on maximizing visibility and credibility within the online marketplace. As the user base grows, cross-promotion between the applications will be employed to capitalize on synergies and foster internal user engagement. This marketing approach aligns with Ankam, Inc.'s commitment to innovation and user-centric solutions, laying the groundwork for future client acquisition and sustained growth.

Advertising

Ankam, Inc. envisions a future where strategic advertising initiatives play a significant role in establishing a robust market presence for its mobile applications, Expense Minder and MoneySaverApp. As the Company proceeds to develop these products, the focus on targeted online and potential offline advertising channels will be integral to creating brand awareness and driving interest. This forward-looking advertising strategy aims to position Ankam, Inc.'s applications effectively in the competitive landscape, paving the way for future user acquisition and sustained success. It is important to note that the implementation of these advertising initiatives will be contingent upon the availability of funds, and as more funds become available, the advertising budget will increase in a commensurate manner.

Employees

The Company’s Board Members include: Bakur Kalichava, President, Director, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary; and Enrike Bokuchava, Independent Director. Please refer to Item 11 for more details.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The common shares of the Company are listed on OTC Markets under the ticker symbol of ANKM.

Number of Holders

As of November 30, 2023, the 4,327,996 issued and outstanding shares of common stock were held by a total of 53 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended November 30, 2023 and 2022.

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

RESULTS OF OPERATIONS

Years ended November 30, 2023 compared to November 30, 2022

Revenues

During the years ended November 30, 2023 and 2022, we have generated total revenue of $27,173 and $1,760, respectively. For the year ended November 30, 2023, the revenue was received from the sale of Company's subscriptions.

In September 2022, the Company began selling its services, which caused an increase in revenue for the year ended November 30, 2023 compared to the year ended November 30, 2022.

Operating Expenses

Total operating expenses for the years ended November 30, 2023 were $325,220 compared to $57,051 for the year ended November 30, 2022. Our operating expenses consisted of general and administrative costs of $390 (November 30, 2022 - $1,051), director fee of $72,000 (November 30, 2022 - $12,000), professional fees of $48,656 (November 30, 2022 - $17,200), server expense of $179,230 (November 30, 2022 - $13,555) and amortization of $24,944 (November 30, 2022 - $13,245). Expenses increased in the year ended November 30, 2023 primarily due to the server expense and professional expenses. Server expense increased due to the fact that the servers were rented only in November 2022 and the rental period in the fiscal year 2022 was less than one month, while in the fiscal year 2023 the server rental period was almost twelve months. Professional expenses increased due to DTC advisory fees and transfer agent fees.

Other Income (Expenses)

Total other income for the years ended November 30, 2023 and 2022 was $18,890 and $0, respectively. The other income included the gain on sale of assets related to the cryptocurrency wallet.

Net Losses

The net loss for the year ended November 30, 2023, was $279,157, compared to $55,291 for the year ended November 30, 2022, due to the factors discussed above.

Liquidity and Capital Resources

As of November 30, 2023, our total assets were $108,323, which comprised of cash of $286, accounts receivable of $21,390, prepaid expenses of $15,847, right-of-use asset of $48,643 and capitalized software costs of $22,157. Our total liabilities were $433,626, which comprised of advances from our director of $292,026, deferred revenue of $12,700, lease liability of $44,900 and accounts payable and accrued expenses of $84,000.

As of November 30, 2022, our total assets were $446,030, which comprised of cash of $2,277, accounts receivable of $4,800, project in process of $198,710, right-of-use asset of $169,752 and capitalized software costs $70,491. Our total liabilities were $492,176, which comprised of advances from our director of $215,017, deferred revenue of $4,000, lease liability of $149,660 and accounts payable and accrued expenses of $123,499.

Stockholders’ deficit has increased from $46,146 as of November 30, 2022 to $325,303 as of November 30, 2023.

The Company has accumulated a deficit of $360,893 as of November 30, 2023, compared to $81,736 as of November 30, 2022, and further losses are anticipated in the development of its business.

During the year ended November 30, 2023, the Company used $320,390 of cash in operating activities due to its net loss of $279,157, increase in amortization expense of $24,944, increase in gain on sale of asset of $18,890, increase in accounts receivable of $16,348, increase in prepaid expenses of $15,847, increase in right-of-use asset/liability, net of $15,959, decrease in accounts payable of $39,499 and increase in deferred revenue of $8,700.

Net cash flows provided by investing activities for the year ended November 30, 2023 were $241,390 due to the proceeds from the sale of assets.

Net cash flows provided by financing activities for the year ended November 30, 2023, were $77,009 due to proceeds from the related party loan.

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

As of November 30, 2023 and 2022, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

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

Off-Balance Sheet Arrangements

As of November 30, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

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

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

ANKAM, INC.

NOVEMBER 30, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ankam, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ankam, Inc. (the Company) as of November 30, 2023 and 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended November 30, 2023, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended November 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has incurred net losses and negative cash flow from operations since inception, and has not completed its efforts to establish a stabilized source of revenues to cover operating costs over an extended period of time. These factors, and the need for additional financing in order for the Company to meet its business plans raises substantial doubt about the Company’s ability to continue as a going concern. Our opinion is not modified with respect to that matter.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2021.

PCAOB Firm ID# 3289 Accell Audit & Compliance, PA Tampa, Florida
February 28, 2024

ANKAM, INC.

CONSOLIDATED BALANCE SHEETS

	November 30, 2023	November 30, 2022

ASSETS
CURRENT ASSETS:
Cash	$286	$2,277
Accounts receivable	21,390	4,800
Prepaid expenses	15,847	-
Right-of-use asset, net	48,643	169,752
Total current assets	86,166	176,829

Project in process	-	198,710
Capitalized software costs, net	22,157	70,491

TOTAL ASSETS	$108,323	$446,030

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$84,000	$123,499
Deferred revenue	12,700	4,000
Related party loan	292,026	215,017
Lease liability	44,900	149,660
Total current liabilities	433,626	492,176

Total liabilities	433,626	492,176

Commitments and contingencies (Note 8)

STOCKHOLDERS’ DEFICIT:
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,327,996 shares issued and outstanding	4,328	4,328
Additional paid in capital	31,262	31,262
Accumulated deficit	(360,893)	(81,736)

Total stockholders’ deficit	(325,303)	(46,146)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$108,323	$446,030

The accompanying notes are an integral part of these consolidated financial statements.

ANKAM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For year ended November 30, 2023	For year ended November 30, 2022

REVENUE	$27,173	$1,760

EXPENSES:
General and administrative expenses	390	1,051
Director fee	72,000	12,000
Professional fees	48,656	17,200
Server expense	179,230	13,555
Amortization	24,944	13,245
Total expenses	325,220	57,051

LOSS FROM OPERATIONS	(298,047)	(55,291)

OTHER INCOME (EXPENSES):
Gain on sale of asset	18,890	-

Loss before income taxes	(279,157)	(55,291)

Provision for income taxes	-	-

NET LOSS	$(279,157)	$(55,291)

Net loss per common share - basic	$(0.06)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	4,327,996	4,085,776

The accompanying notes are an integral part of these consolidated financial statements.

ANKAM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in Capital	Accumulated Dificit	Total Stockholders’ Deficit
	Shares	Amount

Balance as of November 30, 2021	3,250,000	$3,250	$-	$(26,445)	$(23,195)

Common stock issued for cash	1,077,996	1,078	31,262	-	32,340
Net loss	-	-	-	(55,291)	(55,291)

Balance as of November 30, 2022	4,327,996	$4,328	$31,262	$(81,736)	$(46,146)

Net loss	-	-	-	(279,157)	(279,157)

Balance as of November 30, 2023	4,327,996	$4,328	$31,262	$(360,893)	$(325,303)

The accompanying notes are an integral part of these consolidated financial statements.

ANKAM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For year ended November 30, 2023	For year ended November 30, 2022

Cash Flows from Operating Activities:
Net loss	$(279,157)	$(55,291)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization expense	24,944	13,245
Gain on sale of asset	(18,890)	-
Changes in operating assets and liabilities:
Accounts receivable	(16,590)	(4,800)
Prepaid expenses	(15,847)	3,265
Right-of-use asset/liability, net	15,949	(20,093)
Project in process	-	(198,710)
Accounts payable and accrued expenses	(39,499)	123,499
Deferred revenue	8,700	4,000
Net cash used in operating activities	(320,390)	(134,885)

Cash Flow from Investing Activities:
Capitalized software costs	-	(77,000)
Proceeds from sale of asset	241,390	-
Net cash provided by (used in) investing activities	241,390	(77,000)

Cash Flows from Financing Activities:
Proceeds from the issuance of common stock	-	32,340
Related party activity, net	77,009	180,945
Net cash provided by financing activities	77,009	213,285

NET CHANGE IN CASH	(1,991)	1,400

CASH AT BEGINNING OF THE PERIOD	2,277	877

CASH AT THE END OF THE PERIOD	$286	$2,277

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITY:
Operating lease liability and right of use asset	$51,052	$179,592

The accompanying notes are an integral part of these consolidated financial statements.

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2023 AND 2022

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Ankam, Inc. (the “Company”) was incorporated in August 2018 under the laws of the State of Nevada. The Company’s business lies in possessing and developing Expense Minder, a proprietary product designed to streamline and manage expense reporting for users. The Company is constructing an application that facilitates a user’s expense management.

On November 29, 2023, Ankam, Inc. entered into a material definitive agreement by establishing a wholly-owned subsidiary, Ankam LLC. Ankam LLC was organized in Wyoming and is authorized to engage in any legal act. On November 30, 2023, the Company completed the transfer of all operations associated with the business of MoneySaverApp to its wholly-owned subsidiary, Ankam LLC. The assets transferred included 100% of the ownership interests of MoneySaverApp and all operations associated with the MoneySaverApp.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the years ended November 30, 2023 and 2022.

Basis of Consolidation

The consolidated financial statements comprise the accounts of the Company and its wholly-owned subsidiary. The financial statements of its subsidiary is included in the consolidated financial statements from the date that control commences until the date that control ceases. Consolidated financial statements are prepared using uniform accounting policies for like transactions and other events in similar circumstances.

All transactions and balances between the Company and its subsidiaries are eliminated on consolidation.

Reclassification

Certain prior year amounts have been reclassified to conform to the fiscal 2023 presentation. The reclassification had no impact on total operating expenses, net loss or total equity.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2023 AND 2022

Revenue Recognition

The Company offers a newsletter subscription, which contains the most significant news in the cryptocurrency market. In most cases identified articles show price changes, experts’ opinions, technical information that can be used to understand the market and make decisions in this area.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

The Company recognizes revenue when the customer obtains control of the good or service through the Company satisfying a performance obligation by transferring the promised good or service to the customer. The revenue is recognized on a straight-line basis from the date the subscription is sold.

The Company collects payment from customers before the service is provided. When deposits are collected before the service is provided, the Company recognizes deferred revenue.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable, and current economic conditions.

As of November 30, 2023 and 2022, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

Capitalized Software Costs

The Company capitalizes the application development phase costs of internal use software in accordance with Accounting Standards Codification (“ASC”) 350-40, “Intangibles-Goodwill and Other-Internal Use Software”. Capitalized costs will be amortized on a straight-line basis over the estimated useful life of the asset upon completion.

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2023 AND 2022

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. There were no dilutive securities as of November 30, 2023 and 2022.

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

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2023 AND 2022

Lease

ASC 842, "Leases", requires that lessees recognize right-of-use (“ROU”) assets and lease liabilities. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is presented in operating expenses on the consolidated statements of operations.

ASC 842 distinguishes leases as either a finance lease or an operating lease that affects how the leases are measured and presented in the statements of operations and cash flows. At the inception of a contract the Company assesses whether the contract is, or contains, a lease. The Company's assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

As permitted under the new guidance, the Company has made an accounting policy election to apply the recognition provisions of the guidance to short term leases (leases with a lease term of twelve months).

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe any of these pronouncements will have a material impact on the Company.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. As a development-stage company, the Company had limited revenues and incurred losses as of as of November 30, 2023. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs beyond the next 12 months.

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

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2023 AND 2022

NOTE 4 – RIGHT-OF-USE ASSET

Operating lease right of use assets and liabilities are recognized at the present value of future lease payments at the lease commencement date. The interest rate used to determine the present value is the incremental borrowing rate, estimated to be 10%, as the interest rate implicit on the lease is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company entered into a lease in November 2022 for a period of one year to rent servers on which the web-version of the crypto wallet is actually running and on which the web wallet and app code are being developed. The monthly rental amount is $14,966. The Company entered into a new lease in October 2023, to commence on November 11, 2023, for a period of one year. The monthly rental amount is $4,473. On November 11, 2023, the Company recorded a right of use asset and lease liability of $51,052.

During the years ended November 30, 2023 and 2022, the Company recorded $53,144 and $13,555 as server rental expenses.

Right-of-use assets are summarized below:

	November 30, 2023	November 30, 2022
Server rental	$51,052	$179,592
Less: accumulated amortization	(2,409)	(9,840)
Right-of-use, net	$48,643	$169,752

Operating lease liabilities are summarized below:

	November 30, 2023	November 30, 2022
Server rental	$44,900	$149,660
Less: current portion	44,900	149,660
Long term portion	$-	$-

NOTE 5 – PROJECT IN PROGRESS

During the fiscal year 2022, the Company was developing and implementing a cryptocurrency wallet project. The initial estimated cost of the project was $255,800, of which $77,000 had been completed and capitalized as of November 30, 2022, as shown in Note 6. The Company has divested the cryptocurrency wallet in October 2023 due to unforeseen higher costs and resource demands than initially anticipated. The cryptocurrency wallet was sold for $241,390 in October 2023. The gain on the sale of the wallet was $18,890. Therefore, the Сompany decided to focus on the development of a new project. Commencing from September 2023, the Company has initiated the development of a new expense planner mobile application "Expense Minder". The Expense Minder will serve as a user-friendly mobile application, designed to empower individuals in the effective management of their finances.

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2023 AND 2022

The Company is developing the MoneySaver App. The estimated cost of the project is $26,645, of which $26,645 and $6,735 has been completed and capitalized as of November 30, 2023 and 2022, as shown in Note 6. On November 30, 2023, Ankam, Inc. completed the transfer of certain assets of the Company to its wholly-owned subsidiary, Ankam LLC. The assets transferred include 100% of the ownership interests of MoneySaverApp, an application created to aggregate various discount cards on mobile device.

NOTE 6 – CAPITALIZED SOFTWARE

	Useful Life	As of November 30, 2023	As of November 30, 2022
Cryptocurrency Web Wallet + App	3 years	$-	$77,000
MoneySaver Project	3 years	26,645	6,735
Total capitalized software		26,645	83,735
Accumulated amortization		(4,488)	(13,244)
Balance		$22,157	$70,491

During the years ended November 30, 2023 and 2022, the Company recognized amortization expense in the amount of $24,944 and $13,245, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company owed its sole director $292,026 and $215,017 as of November 30, 2023 and 2022, respectively, for unpaid operating advances. This loan is unsecured, non-interest bearing and due on demand.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with Financial Accounting Standards Board (“FASB”) ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of November 30, 2023, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

NOTE 9 – INCOME TAXES

The components of the Company’s provision for federal income tax for the years ended November 30, 2023 and 2022 consists of the following:

	November 30, 2023	November 30, 2022
Federal income tax benefit attributable to:
Current operations	$360,893	$81,736
Less: valuation allowance	(360,893)	(81,736)
Net provision for federal income taxes	$-	$-

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2023 AND 2022

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	November 30, 2023	November 30, 2022
Deferred tax asset attributable to:
Net operating loss carryover	$75,787	$17,165
Less: valuation allowance	(75,787)	(17,165)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $360,893 as of November 30, 2023, for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to November 30, 2023, through the date when financial statements were issued, and has determined that the following material subsequent events to disclose in these consolidated financial statements:

Acquisition of Apex Intelligence LLC along with a currency converter service Apex

On January 3, 2024, Ankam, Inc. entered into an Acquisition Agreement for the acquisition of complete ownership of Apex Intelligence LLC, a Wyoming limited liability company, for total consideration of $158,040. The Company acquired ownership of Apex Intelligence LLC along with Apex converter and all codes, licenses, intellectual property rights, related documentation to enhance operational efficiency. The agreement is inclusive of the Apex, a currency converter service, along with all codes, licenses, intellectual property rights, related documentation and all activities related to the business of the Asset. The Agreement involves the acquisition of complete ownership interest of Apex Intelligence LLC, including the full acquisition of the Asset, developed and solely owned by Apex Intelligence LLC. The acquisition has been approved by the Company’s board of directors and is in compliance with all applicable regulatory requirements. The Company has issued the Convertible Promissory Note dated January 3, 2024, in the amount of $138,040 with an annual interest rate of 10%, due on January 3, 2025. The Company signed a Supplement to the Convertible Promissory Note dated January 9, 2024, establishing the conversion price at a per-share value of $0.60. The initial accounting of the acquisition is not yet complete.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A(T). Controls and Procedures.

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer at the time, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2023, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2023, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	The Company does not have an adequate internal control structure or adequate oversight over financial reporting – The Company has only one member of management whom is also the Company’s sole director, therefore the Company lacks adequate segregation of duties. Further, the Company currently has no Audit Committee. While not being legally obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities. Lastly, due to the minimal operations and small size of the Company we have not employed individuals that have the necessary accounting knowledge and expertise to ensure accurate financial reporting under US GAAP.
2.	The Company lacks appropriate information technology controls – As of November 30, 2023, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2023, based on criteria established in Internal Control- Integrated Framework issued by COSO in 2013.

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

-On November 30, 2023, under the supervision and with the participation of our management at the time, an evaluation was conducted of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the annual period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS

The name, age and titles of our executive officer and director is as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Bakur Kalichava	30	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)
Enrike Bokuchava	22	Independent Director

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

Bakur Kalichava serves on our Board of Directors as President, Treasurer, Secretary and Director since May 10, 2022.

From 2019 through April 2023, Mr. Bokuchava served as the Software Developer and DevOps Engineer, writing and optimizing code for web and mobile applications and ensuring infrastructure scalability and reliability at DataHouse, Tbilisi. In June 2022, Mr. Bokuchava completed a Degree of Business Administration at Caucasus University. Currently, Mr. Bokuchava is receiving a Business Analyst certification.

Enrike Bokuchava has been acting as the Independent Director of the Company since November 6, 2023.

FAMILY RELATIONSHIPS

There are no family relationships among our directors and executive officers. There is no arrangement or understanding between or among our executive officers and directors pursuant to which any director or officer was or is to be selected as a director or officer. None of our directors or executive officers have had direct or indirect material interest in any transaction or proposed transaction, in which the Company was or is a proposed participant, exceeding $120,000.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To our knowledge, during the last ten years, none of our directors and executive officers has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•	Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•	Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

•	Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

COMMUNICATIONS WITH BOARD MEMBERS

Our board of directors has provided the following process for shareholders and interested parties to send communications to our board and/or individual directors. All communications should be addressed to Ankam, Inc., 5348 Vegas Drive, Las Vegas, Nevada, 89108. Communications to individual director may also be made at our company’s address.

Item 11. Executive Compensation.

MANAGEMENT COMPENSATION

The following table sets forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the fiscal years ended November 30, 2023 and November 30, 2022:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Bakur Kalichava President, Secretary and Treasurer	2023	72,000	-0-	-0-	-0-	-0-	-0-	-72,000-
	2022	12,000	-0-	-0-	-0-	-0-	-0-	-12,000-
Enrike Bokuchava Independent Director	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There is a current employment agreement between the Company and its Officer.

Mr. Kalichava currently devotes all of his time to manage the affairs of the Company. There is an employment agreement with Mr. Kalichava. Compensation for his services is contingent upon approval by the Board of Directors and may be adjusted periodically.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information relating to the beneficial ownership of our common stock as of February 28, 2024, by:

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

(**) Percent of class is calculated on the basis of the number of fully diluted shares outstanding on November 30, 2023 (4,327,996).

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company’s sole director has advances in the amount of $292,026 due to him as of November 30, 2023.

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by our independent auditors (Accell Audit & Compliance, P.A.) for professional services rendered related to the fiscal years ended November 30, 2023 and 2022:

	2023	2022
Audit Fees	$17,500	$16,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$17,500	$16,000

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

ANKAM, INC.

Date: February 28, 2024	By:	/s/ Bakur Kalichava
Name: Bakur Kalichava Title: President, Secretary, Treasurer, Director, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ Enrike Bokuchava
Name: Enrike Bokuchava Title: Independent Director