Form 10-Q
period 2024-02-29
Ankam, Inc.
filed 2024-04-15
CIK 1781629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2024

or

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

Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,327,996 common shares issued and outstanding as of April 15, 2024.

ANKAM, INC.

FORM 10-Q

Quarterly Period Ended February 29, 2024

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

ANKAM, INC.

CONSOLIDATED BALANCE SHEETS

	February 29, 2024	November 30, 2023

ASSETS
CURRENT ASSETS:
Cash	$707	$286
Accounts receivable	-	21,390
Prepaid expenses	36,007	15,847
Right-of-use asset, net	36,271	48,643
Total current assets	72,985	86,166

Capitalized software costs, net	144,037	22,157

TOTAL ASSETS	$217,022	$108,323

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$244,040	$84,000
Deferred revenue	27,830	12,700
Related party loan	365,636	292,026
Lease liability	23,532	44,900
Total current liabilities	661,038	433,626

Total liabilities	661,038	433,626

Commitments and contingencies (Note 8)

STOCKHOLDERS’ DEFICIT:
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,327,996 shares issued and outstanding	4,328	4,328
Additional paid in capital	31,262	31,262
Accumulated deficit	(479,606)	(360,893)

Total stockholders’ deficit	(444,016)	(325,303)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$217,022	$108,323

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANKAM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For three months ended February 29, 2024	For three months ended February 28, 2023

REVENUE	$9,760	$3,099

EXPENSES:
General and administrative expenses	93	83
Director fee	22,000	18,000
Professional fees	25,322	14,817
Server expense	44,898	44,898
Amortization	36,160	6,978
Total expenses	128,473	84,776

LOSS FROM OPERATIONS	(118,713)	(81,677)

OTHER INCOME (EXPENSES):
Gain on sale of asset	-	-

Loss before income taxes	(118,713)	(81,677)

Provision for income taxes	-	-

NET LOSS	$(118,713)	$(81,677)

Net loss per common share - basic	$(0.03)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	4,327,996	4,327,996

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANKAM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount

Balance as of November 30, 2022	4,327,996	$4,328	$31,262	$(81,736)	$(46,146)

Net loss	-	-	-	(81,677)	(81,677)

Balance as of February 28, 2023	4,327,996	4,328	31,262	(163,413)	(127,823)

Balance as of November 30, 2023	4,327,996	$4,328	$31,262	$(360,893)	$(325,303)

Net loss	-	-	-	(118,713)	(118,713)

Balance as of February 29, 2024	4,327,996	4,328	31,262	(479,606)	(444,016)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANKAM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For three months ended February 29, 2024	For three months ended February 28, 2023

Cash Flows from Operating Activities:
Net loss	$(118,713)	(81,677)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization expense	36,160	6,978
Changes in operating assets and liabilities:
Accounts receivable	21,390	-
Prepaid expenses	(20,160)	4,800
Right-of-use asset/liability, net	(8,996)	19,698
Accounts payable and accrued expenses	160,040	(37,899)
Deferred revenue	15,130	2,599
Net cash used in operating activities	84,851	(85,501)

Cash Flow from Investing Activities:
Assets Acquisition	(158,040)	-
Net cash provided by (used in) investing activities	(158,040)	-

Cash Flows from Financing Activities:
Related party activity, net	73,610	84,700
Net cash provided by financing activities	73,610	84,700

NET CHANGE IN CASH	421	(801)

CASH AT BEGINNING OF THE PERIOD	286	2,277

CASH AT THE END OF THE PERIOD	$707	1,476

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	-
Cash paid for income taxes	$-	-

NON-CASH INVESTING AND FINANCING ACTIVITY:
Operating lease liability and right of use asset	$36,271	36,271

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of February 29, 2024

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

On November 29, 2023, Ankam, Inc. entered into a material definitive agreement by establishing a wholly-owned subsidiary, Ankam LLC. Ankam LLC was organized in Wyoming and is authorized to engage in any legal act. On November 30, 2023, the Company completed the transfer of all operations associated with the business of MoneySaverApp to its wholly-owned subsidiary, Ankam LLC. The assets transferred included 100% of the ownership interests of MoneySaverApp and all operations associated with the MoneySaverApp. Ankam LLC is managed by Ankam, Inc. who holds the position of Manager of the Ankam LLC and owned in its entirety by the Company. The Company holds 100% ownership interest in the Ankam LLC and is duly authorized to oversee and execute its operational activities.

On January 3, 2024, Ankam, Inc. entered into the Acquisition Agreement for the acquisition of complete ownership of Apex Intelligence LLC, a Wyoming limited liability company, inclusive of the Apex, a currency converter service, along with all codes, licenses, intellectual property rights, related documentation and all activities related to the business of the Apex, for total consideration of $158,040. The initial payment of $20,000 was processed to Mr. Hordieiev on January 3, 2024. For the outstanding balance of $138,040 the Company issued a Promissory Note on January 3, 2024 with an annual interest rate of 10% for a duration of one year till January 3, 2025 (the “Closing Date”) with the obligation to issue common shares equivalent to the remaining balance if the Company fails to settle the outstanding balance by the Closing Date. The Company signed a Supplement to the Convertible Promissory Note dated January 9, 2024, establishing the conversion price at a per-share value of $0.60.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes filed with the Securities and Exchange Commission (the “SEC”) for the year ended November 30, 2023.

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of February 29, 2024

(Unaudited)

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three months ended February 29, 2024 and February 28, 2023.

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

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of February 29, 2024

(Unaudited)

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

As of February 29, 2024 and November 30, 2023, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. There were no dilutive securities as of February 29, 2024 and February 28, 2023.

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of February 29, 2024

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

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of February 29, 2024

(Unaudited)

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. As a development-stage company, the Company had limited revenues and incurred losses as of as of February 29, 2024. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time.

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

During the three months ended February 29, 2024 and the year ended November 30, 2023, the Company recorded $13,419 and $53,144 as server rental expenses.

Right-of-use assets are summarized below:

	February 29, 2024	November 30, 2023
Server rental	$51,052	$51,052
Less: accumulated amortization	(14,781)	(2,409)
Right-of-use, net	$36,271	$48,643

Operating lease liabilities are summarized below:

	February 29, 2024	November 30, 2023
Server rental	$23,532	$44,900
Less: current portion	23,532	44,900
Long term portion	$-	$-

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of February 29, 2024

(Unaudited)

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

The Company is developing the MoneySaver App. The estimated cost of the project is $26,645, of which $26,645 has been completed and capitalized as of February 29, 2024 and November 30, 2023, as shown in Note 6. On November 30, 2023, Ankam, Inc. completed the transfer of certain assets of the Company to its wholly-owned subsidiary, Ankam LLC. The assets transferred include 100% of the ownership interests of MoneySaverApp, an application created to aggregate various discount cards on mobile device.

NOTE 6 – CAPITALIZED SOFTWARE COSTS

	Useful Life	As of February 29, 2024	As of November 30, 2023
API development	3 years	$58,920	$-
MoneySaver App	3 years	26,645	26,645
Website development	3 years	72,480	-
Total capitalized software		158,045	26,645
Accumulated amortization		(14,008)	(4,488)
Balance		$144,037	$22,157

During the three months ended February 29, 2024 and February 28, 2023, the amortization expense was $36,160 and $6,978, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company owed its sole director $365,636 and $292,026 as of February 29, 2024 and November 30, 2023, respectively, for unpaid operating advances. This loan is unsecured, non-interest bearing and due on demand.

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of February 29, 2024

(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with Financial Accounting Standards Board (“FASB”) ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of February 29, 2024, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

NOTE 9 – INCOME TAXES

The components of the Company’s provision for federal income tax for the three months ended February 29, 2024 and the year ended November 30, 2023 consists of the following:

	February 29, 2024	November 30, 2023
Federal income tax benefit attributable to:
Current operations	$479,606	$360,893
Less: valuation allowance	(479,606)	(360,893)
Net provision for federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	February 29, 2024	November 30, 2023
Deferred tax asset attributable to:
Net operating loss carryover	$100,717	$75,787
Less: valuation allowance	(100,717)	(75,787)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $479,606 as of February 29, 2024, for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to February 29, 2024, through the date when consolidated financial statements were issued, and has determined that the following material subsequent events to disclose in these consolidated financial statements:

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of February 29, 2024

(Unaudited)

On March 14, 2024, Ankam, Inc. decided to terminate partnership with Accell Audit & Compliance, PA as the Registrant’s independent registered public accounting firm.

Throughout the duration of the engagement spanning from February 17, 2021 to March 14, 2024 (i) there were no disagreements between Ankam, Inc. and Accell Audit & Compliance, PA regarding any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Accell Audit & Compliance, PA, would have necessitated Accell Audit & Compliance, PA to include reference to said matter in a report on the Registrant's financial statements; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

On March 15, 2024, Ankam, Inc. signed an Engagement Letter with Dylan Floyd Accounting & Consulting as the Company's new independent registered public accounting firm to perform independent audit services for the quarter ending February 29, 2024; May 31, 2024 and August 31, 2024.

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

Marketing

The Company aims to build awareness and generate interest in Expense Minder, MoneySaverApp and Apex service among potential users. Digital marketing strategies will be employed to enhance online visibility, utilizing targeted campaigns and partnerships to create anticipation for the applications. App store optimization efforts will focus on maximizing visibility and credibility within the online marketplace. As the user base grows, cross-promotion between the applications will be employed to capitalize on synergies and foster internal user engagement. This marketing approach aligns with Ankam, Inc.'s commitment to innovation and user-centric solutions, laying the groundwork for future client acquisition and sustained growth.

Advertising

Ankam, Inc. envisions a future where strategic advertising initiatives play a significant role in establishing a robust market presence for its mobile applications, Expense Minder and MoneySaverApp, and its currency conversion service, Apex. As the Company proceeds to develop these products, the focus on targeted online and potential offline advertising channels will be integral to creating brand awareness and driving interest. This forward-looking advertising strategy aims to position Ankam, Inc.'s applications and currency conversion service effectively in the competitive landscape, paving the way for future user acquisition and sustained success. It is important to note that the implementation of these advertising initiatives will be contingent upon the availability of funds, and as more funds become available, the advertising budget will increase in a commensurate manner.

Employees

The Company’s Board Members include: Bakur Kalichava, President, Director, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary, Enrike Bokuchava, Independent Director.

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

RESULTS OF OPERATIONS

Three months ended February 29, 2024 compared to February 28, 2023

Revenues

During the three months ended February 29, 2024 and February 28, 2023, we have generated total revenue of $9,760 and $3,099, respectively. The increase in revenue for the quarter ended February 29, 2024 compared to the quarter ended February 28, 2023 was due to overall growth in the Company's operating activities.

Operating Expenses

Total operating expenses for the three months ended February 29, 2024 were $128,473 compared to $84,776 for the three months ended February 28, 2023. Our operating expenses consisted of general and administrative costs of $93 (February 28, 2023 - $83), director fee of $22,000 (February 28, 2023 - $18,000), professional fees of $25,322 (February 28, 2023 - $14,817), server expense of $44,898 (February 28, 2023 - $44,898) and amortization of $36,160 (February 28, 2023 - $6,978). Expenses increased in the three months ended February 29, 2024 primarily due to the server amortization and professional fees. Amortization expense increased due to the acquisition of Apex Intelligence LLC with intangible assets in January 2024. Professional expenses increased due to OTC fees.

Net Losses

The net loss for the three months ended February 29, 2024, was $118,713, compared to $81,677 for the three months ended February 28, 2023, due to the factors discussed above.

Liquidity and Capital Resources

As of February 29, 2024, our total assets were $217,022 and comprised of cash of $707, prepaid expenses of $36,007, right-of-use asset of $36,271 and capitalized software costs of $144,037. Our total liabilities were $661,038 and comprised of advances from our director of $365,636, deferred revenue of $27,830, lease liability of $23,532 and accounts payable and accrued expenses of $244,040.

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

Stockholders’ deficit has increased from $325,303 as of November 30, 2023 to $444,016 as of February 29, 2024.

The Company has accumulated a deficit of $479,606 as of February 29, 2024, compared to $360,893 as of November 30, 2023, and further losses are anticipated in the development of its business.

During the three months ended February 29, 2024, the Company used $84,851 of cash in operating activities due to its net loss of $118,713, increase in amortization expense of $36,160, decrease in accounts receivable of $21,390, increase in prepaid expenses of $20,160, decrease in right-of-use asset/liability, net of $8,996, increase in account payable of $160,040 and increase in deferred revenue of $15,130.

Net cash flows provided by investing activities for the three months ended February 29, 2024, were $158,040 due to the acquisition of assets.

Net cash flows provided by financing activities for the three months ended February 29, 2024, were $73,610 due to proceeds from the related party loan.

Off-Balance Sheet Arrangements

As of February 29, 2024, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of February 29, 2024, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the period ending February 29, 2024, there were no pending or threatened legal actions against us.

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

ANKAM, INC.

Date: April 15, 2024	By:	/s/ Bakur Kalichava
Name: Bakur Kalichava Title: President, Secretary, Treasurer, Director, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ Enrike Bokuchava
Name: Enrike Bokuchava Title: Independent Director