Form 10-Q
period 2024-05-31
Ankam, Inc.
filed 2024-07-12
CIK 1781629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2024

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

Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,327,996 common shares issued and outstanding as of July 12, 2024.

ANKAM, INC.

FORM 10-Q

Quarterly Period Ended May 31, 2024

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

ANKAM, INC.

CONSOLIDATED BALANCE SHEETS

	May 31, 2024	November 30, 2023

ASSETS
CURRENT ASSETS:
Cash	$1,069	$286
Accounts receivable	-	21,390
Prepaid expenses	46,846	15,847
Right-of-use asset, net	23,564	48,643
Total current assets	71,479	86,166

Capitalized software costs, net	130,866	22,157

TOTAL ASSETS	$202,345	$108,323

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$268,040	$84,000
Deferred revenue	17,005	12,700
Related party loan	427,343	292,026
Lease liability	5,801	44,900
Total current liabilities	718,189	433,626

Total liabilities	718,189	433,626

Commitments and contingencies (Note 8)

STOCKHOLDERS’ DEFICIT:
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,327,996 shares issued and outstanding	4,328	4,328
Additional paid in capital	31,262	31,262
Accumulated deficit	(551,434)	(360,893)

Total stockholders’ deficit	(515,844)	(325,303)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$202,345	$108,323

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANKAM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For three months ended May 31, 2024	For three months ended May 31, 2023	For six months ended May 31, 2024	For six months ended May 31, 2023

REVENUE	$15,385	$10,598	$25,145	$13,698

EXPENSES:
General and administrative expenses	88	82	26,822	167
Director fee	24,000	18,000	46,000	36,000
Professional fees	5,057	5,516	30,378	20,333
Server expense	44,898	44,898	89,796	89,796
Amortization	13,170	6,978	22,691	13,955
Total expenses	87,213	75,474	215,687	160,251

LOSS FROM OPERATIONS	(71,828)	(64,876)	(190,542)	(146,553)

OTHER INCOME (EXPENSES):
Gain on sale of asset	-	-	-	-

Loss before income taxes	(71,828)	(64,876)	(190,542)	(146,553)

Provision for income taxes	-	-	-	-

NET LOSS	$(71,828)	$(64,876)	$(190,542)	$(146,553)

Net loss per common share - basic	$(0.02)	$(0.01)	$(0.04)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	4,327,996	4,327,996	4,327,996	4,327,996

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANKAM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of November 30, 2022	4,327,996	$4,328	$31,262	$(81,736)	$(46,146)

Net loss	-	-	-	(81,677)	(81,677)

Balance as of February 28, 2023	4,327,996	4,328	31,262	(163,413)	(127,823)

Net loss	-	-	-	(64,876)	(64,876)

Balance as of May 31, 2023	4,327,996	4,328	31,262	(228,289)	(192,699)

Balance as of November 30, 2023	4,327,996	$4,328	$31,262	$(360,893)	$(325,303)

Net loss	-	-	-	(118,713)	(118,713)

Balance as of February 29, 2024	4,327,996	4,328	31,262	(479,606)	(444,016)

Net loss	-	-	-	(71,828)	(71,828)

Balance as of May 31, 2024	4,327,996	4,328	31,262	(551,434)	(515,844

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANKAM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For six months ended May 31, 2024	For six months ended May 31, 2023

Cash Flows from Operating Activities:
Net loss	$(190,542)		(146,553)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization expense	22,691		13,955
Changes in operating assets and liabilities:
Accounts receivable	21,390		4,800
Prepaid expenses	(30,997)		(10,000)
Right-of-use asset/liability, net	(14,021)		17,596
Accounts payable and accrued expenses	184,040		(37,899)
Deferred revenue	4,305		80
Net cash used in operating activities	(3,134)		(158,021)

Cash Flow from Investing Activities:
Capitalized Software Costs	(131,400)		-
Net cash provided by (used in) investing activities	(131,400)		-

Cash Flows from Financing Activities:
Related party activity, net	135,317		159,700
Net cash provided by financing activities	135,317		159,700

NET CHANGE IN CASH	783		1,679

CASH AT BEGINNING OF THE PERIOD	286		2,277

CASH AT THE END OF THE PERIOD	$1,069		3,956

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-		-
Cash paid for income taxes	$-		-

NON-CASH INVESTING AND FINANCING ACTIVITY:
Operating lease liability and right of use asset	$23,564	23,564

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of May 31, 2024

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

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of May 31, 2024

(Unaudited)

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the six months ended May 31, 2024 and 2023.

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

As of May 31, 2024

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

As of May 31, 2024 and November 30, 2023, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. There were no dilutive securities as of May 31, 2024 and 2023.

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of May 31, 2024

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

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of May 31, 2024

(Unaudited)

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. As a development-stage company, the Company had limited revenues and incurred losses as of as of May 31, 2024. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time.

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

During the six months ended May 31, 2024 and the year ended November 30, 2023, the Company recorded $89,796 and $53,144 as server rental expenses.

Right-of-use assets are summarized below:

	May 31, 2024	November 30, 2023
Server rental	$51,052	$51,052
Less: accumulated amortization	(27,488)	(2,409)
Right-of-use, net	$23,564	$48,643

Operating lease liabilities are summarized below:

	May 31, 2024	November 30, 2023
Server rental	$5,801	$44,900
Less: current portion	5,801	44,900
Long term portion	$-	$-

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of May 31, 2024

(Unaudited)

NOTE 5 – PROJECT IN PROGRESS

During the fiscal year 2022, the Company was developing and implementing a cryptocurrency wallet project. The initial estimated cost of the project was $255,800, of which $77,000 had been completed and capitalized as of November 30, 2022, as shown in Note 6. The Company has divested the cryptocurrency wallet in October 2023 due to unforeseen higher costs and resource demands than initially anticipated. The cryptocurrency wallet was sold for $241,390 in October 2023. The gain on the sale of the wallet was $18,890. Therefore, the Company decided to focus on the development of a new project. Commencing from September 2023, the Company has initiated the development of a new expense planner mobile application "Expense Minder". The Expense Minder will serve as a user-friendly mobile application, designed to empower individuals in the effective management of their finances.

The Company is developing the MoneySaver App. The estimated cost of the project is $26,645, of which $26,645 has been completed and capitalized as of May 31, 2024 and November 30, 2023, as shown in Note 6. On November 30, 2023, Ankam, Inc. completed the transfer of certain assets of the Company to its wholly-owned subsidiary, Ankam LLC. The assets transferred include 100% of the ownership interests of MoneySaverApp, an application created to aggregate various discount cards on mobile device.

NOTE 6 – CAPITALIZED SOFTWARE COSTS

	Useful Life	As of May 31, 2024	As of November 30, 2023
API development	3 years	$58,920	$-
MoneySaver App	3 years	26,645	26,645
Website development	3 years	72,480	-
Total capitalized software		158,045	26,645
Accumulated amortization		(27,179)	(4,488)
Balance		$130,866	$22,157

During the three months ended May 31, 2024 and 2023, the amortization expense was $13,170 and $6,978, respectively. During the six months ended May 31, 2024 and 2023, the amortization expense was $22,691 and $13,955, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company owed its sole director $427,343 and $292,026 as of May 31, 2024 and November 30, 2023, respectively, for unpaid operating advances. This loan is unsecured, non-interest bearing and due on demand.

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of May 31, 2024

(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with Financial Accounting Standards Board (“FASB”) ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of May 31, 2024, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

NOTE 9 – INCOME TAXES

The components of the Company’s provision for federal income tax for the six months ended May 31, 2024 and the year ended November 30, 2023 consists of the following:

	May 31, 2024	November 30, 2023
Federal income tax benefit attributable to:
Current operations	$551,434	$360,893
Less: valuation allowance	(551,434)	(360,893)
Net provision for federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	May 31, 2024	November 30, 2023
Deferred tax asset attributable to:
Net operating loss carryover	$115,801	$75,787
Less: valuation allowance	(115,801)	(75,787)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $551,434 as of May 31, 2024, for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to May 31, 2024, through the date when financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

Three months ended May 31, 2024 compared to May 31, 2023

Revenues

During the three months ended May 31, 2024 and 2023, we have generated total revenue of $15,385 and $10,598, respectively. The increase in revenue for the quarter ended May 31, 2024 compared to the quarter ended May 31, 2023 was due to overall growth in the Company's operating activities.

Operating Expenses

Total operating expenses for the three months ended May 31, 2024 were $87,213 compared to $75,474 for the three months ended May 31, 2023. Our operating expenses consisted of general and administrative costs of $88 (May 31, 2023 - $82), director fee of $24,000 (May 31, 2023 - $18,000), professional fees of $5,057 (May 31, 2023 - $5,516), server expense of $44,898 (May 31, 2023 - $44,898) and amortization of $13,170 (May 31, 2023 - $6,978). Expenses increased in the three months ended May 31, 2024 primarily due to amortization and director’s fees. Amortization expense increased due to the acquisition of Apex Intelligence LLC with intangible assets in January 2024.

Net Losses

The net loss for the three months ended May 31, 2024, was $71,828, compared to $64,876 for the three months ended May 31, 2023, due to the factors discussed above.

Six months ended May 31, 2024 compared to May 31, 2023

Revenues

During the six months ended May 31, 2024 and 2023, we have generated total revenue of $25,145 and $13,698, respectively. The increase in revenue for the six months ended May 31, 2024 compared to the six months ended May 31, 2023 was due to overall growth in the Company's operating activities.

Operating Expenses

Total operating expenses for the six months ended May 31, 2024 were $215,687 compared to $160,251 for the six months ended May 31, 2023. Our operating expenses consisted of general and administrative costs of $26,822 (May 31, 2023 - $167), director fee of $46,000 (May 31, 2023 - $36,000), professional fees of $30,378 (May 31, 2023 - $20,333), server expense of $89,796 (May 31, 2023 - $89,796) and amortization of $22,691 (May 31, 2023 - $13,955). Expenses increased in the six months ended May 31, 2024 primarily due to General and administrative expenses, director’s fees, professional fees and amortization. Amortization expense increased due to the acquisition of Apex Intelligence LLC with intangible assets in January 2024. Professional expenses increased due to OTC fees.

Net Losses

The net loss for the six months ended May 31, 2024, was $190,542, compared to $146,553 for the six months ended May 31, 2023, due to the factors discussed above.

Liquidity and Capital Resources

As of May 31, 2024, our total assets were $202,345 and comprised of cash of $1,069, prepaid expenses of $46,846, right-of-use asset of $23,564 and capitalized software costs of $130,866. Our total liabilities were $718,189 and comprised of advances from our director of $427,343, deferred revenue of $17,005, lease liability of $5,801 and accounts payable and accrued expenses of $268,040.

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

Stockholders’ deficit has increased from $325,303 as of November 30, 2023 to $515,844 as of May 31, 2024.

The Company has accumulated a deficit of $551,434 as of May 31, 2024, compared to $360,893 as of November 30, 2023, and further losses are anticipated in the development of its business.

During the six months ended May 31, 2024, the Company used $3,134 of cash in operating activities due to its net loss of $190,542, increase in amortization expense of $22,691, decrease in accounts receivable of $21,390, increase in prepaid expenses of $30,997, decrease in right-of-use asset/liability, net of $14,021, increase in account payable of $184,040 and increase in deferred revenue of $4,305.

Net cash flows provided by investing activities for the six months ended May 31, 2024, were $131,400 due to capitalized software costs.

Net cash flows provided by financing activities for the six months ended May 31, 2024, were $135,317 due to proceeds from the related party loan.

Off-Balance Sheet Arrangements

As of May 31, 2024, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of May 31, 2024, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the period ending May 31, 2024, there were no pending or threatened legal actions against us.

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

ANKAM, INC.

Date: July 12, 2024	By:	/s/ Bakur Kalichava
Name: Bakur Kalichava Title: President, Secretary, Treasurer, Director, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ Enrike Bokuchava
Name: Enrike Bokuchava Title: Independent Director