Form 10-Q
period 2024-08-31
Ankam, Inc.
filed 2024-10-15
CIK 1781629

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2024

or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 000-56526

ANKAM, INC.

(Exact name of registrant as specified in its charter)

Nevada	61-1900749	7370
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)	(Primary Standard Industrial Classification Code Number)

Wang Wen Lung

5F., No. 97, Jingye 1st Rd., Zhongshan Dist.,
Taipei City 104, Taiwan (R.O.C.).

+886-928486237

info@ankm.site

(Address, including Zip Code, and Telephone Number, including Area Code, of Registrant's Principal Executive Office)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/a	N/a	N/a

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐       No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,558,063 common shares issued and outstanding as of August 31, 2024.

ANKAM, INC.

FORM 10-Q

Quarterly Period Ended August 31, 2024

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

ANKAM, INC.

CONSOLIDATED BALANCE SHEETS

	August 31, 2024	November 30, 2023
ASSETS
CURRENT ASSETS:
Cash	$19,185	$286
Accounts receivable	–	21,390
Prepaid expenses	30,000	15,847
Right-of-use asset, net	10,559	48,643
Total current assets	59,744	86,166
Capitalized software costs, net	117,695	22,157
TOTAL ASSETS	$177,439	$108,323

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,000	$84,000
Deferred revenue	20,000	12,700
Related party loan	449,338	292,026
Lease liability	–	44,900
Total current liabilities	471,338	433,626
Total liabilities	471,338	433,626

Commitments and contingencies (Note 8)

STOCKHOLDERS’ DEFICIT:
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,558,063 shares issued and outstanding	4,558	4,328
Additional paid in capital	169,072	31,262
Accumulated deficit	(467,529)	(360,893)
Total stockholders’ deficit	(293,899)	(325,303)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$177,439	$108,323

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANKAM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For three months ended August 31, 2024	For three months ended August 31, 2023	For nine months ended August 31, 2024	For nine months ended August 31, 2023

REVENUE	$8,697	$5,999	$33,842	$19,697

EXPENSES:
General and administrative expenses	63	4,139	26,884	306
Director fee	16,000	18,000	62,000	54,000
Professional fees	4,942	4,989	35,320	25,322
Server expense	44,925	44,898	134,721	134,694
Amortization	13,170	6,978	35,861	20,933
Total expenses	79,098	75,004	294,785	235,255

LOSS FROM OPERATIONS	(70,403)	(69,005)	(260,944)	(215,558)

OTHER INCOME (EXPENSES):
Debt Forgiveness	154,308	–	154,308	–

Loss before income taxes	83,905	(69,005)	(106,636)	(215,558)

Provision for income taxes	–	–	–	–

NET LOSS	$83,905	$(69,005)	$(106,636)	$(215,558)

Net loss per common share - basic	$0.01	$(0.02)	$(0.02)	$(0.05)

Weighted average number of common shares outstanding - basic and diluted	4,558,063	4,327,996	4,558,063	4,327,996

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANKAM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of November 30, 2022	4,327,996	$4,328	$31,262	$(81,736)	$(46,146)
Net loss	–	–	–	(81,677)	(81,677)
Balance as of February 28, 2023	4,327,996	4,328	31,262	(163,413)	(127,823)
Net loss	–	–	–	(64,876)	(64,876)
Balance as of May 31, 2023	4,327,996	4,328	31,262	(228,289)	(192,699)
Net loss	–	–	–	(69,005)	(69,005)
Balance as of August 31, 2023	4,327,996	$4,328	31,262	$(297,294)	$(261,704)

Balance as of November 30, 2023	4,327,996	$4,328	$31,262	$(360,893)	$(325,303)
Net loss	–	–	–	(118,713)	(118,713)
Balance as of February 29, 2024	4,327,996	4,328	31,262	(479,606)	(444,016)
Net loss	–	–	–	(71,828)	(71,828)
Balance as of May 31, 2024	4,327,996	4,328	31,262	(551,434)	(515,844)
Addition Paid in Capital	–	230	137,810	–	138,040
Net profit	–	–	–	83,905	83,905
Balance as of August 31, 2024	4,327,996	$4,558	$169,072	$(467,529)	$(293,899)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANKAM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	August 31, 2024	August 31, 2023
Cash Flows from Operating Activities:
Net loss	$(106,636)	$(215,558)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization expense	35,861	20,933
Changes in operating assets and liabilities:
Accounts receivable	21,390	4,800
Prepaid expenses	(14,153)	(20,099)
Right-of-use asset/liability, net	38,084	7,919
Accounts payable and accrued expenses	(82,000)	(40,324)
Deferred revenue	7,300	5,057
Lease Liability	(44,900)	–
Net cash used in operating activities	(145,054)	(237,272)

Cash Flow from Investing Activities:
Capitalized Software Costs	(131,399)	–
Net cash provided by (used in) investing activities	(131,399)	–

Cash Flows from Financing Activities:
Related party activity, net	157,312	235,350
Additional paid in common stock	230	–
Additional paid in capital	137,810	–
Net cash provided by financing activities	295,352	235,350

NET CHANGE IN CASH	18,899	(1,922)
CASH AT BEGINNING OF THE PERIOD	286	2,277

CASH AT THE END OF THE PERIOD	$19,185	$355
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of August 31, 2024

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

On July 29, 2024, Ankam, Inc. and Maksym Hordieiev, the holder of the Convertible Promissory Note (the “Holder”) signed a Supplementary Agreement regarding the repayment of the outstanding debt of $138,040. And the Company approved the issuance of shares of its common stock to the Holder in exchange for the repayment of $138,040 of outstanding debt. This decision was made in accordance with the terms of the Convertible Promissory Note dated January 3, 2024, and the Supplement to Promissory Note dated January 9, 2024. The conversion price for the shares is set at $0.60 per share, resulting in the issuance of 230,067 shares of common stock to the Holder. The shares are being issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The shares of common stock have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

On August 8, 2024, a group of investors led by Wang Wen Lung, Lin Chih Hsi, Kuo Yu Min, Sung Hsiang Yu, Wang Pao Kuei and Wang Pao Hua (the “Investor Group”) entered into stock purchase agreements for the acquisition of an aggregate of 3,480,067 shares of Common Stock of the Company and acquired a controlling 77% equity stake in ANKAM Inc (the “Company”) through a privately negotiated transaction. The Purchase Agreement was fully executed and delivered, and the transaction was consummated on August 12, 2024.

As of August 8, 2024, Bakur Kalichava, the President, Treasurer, Director and Secretary of ANKAM INC. (the “Company”), is no longer holding the positions. Mr. Kalichava’s decision to resign is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. The Board of the Company appointed Wang Wen Lung as the President, Treasurer, Director and Secretary, effective on August 8, 2024.

On August 27, 2024, Ankam Inc. (the “Company”) incorporated a new subsidiary, Mei Sheng Corporation Limited 美盛全球有限公司. This subsidiary mainly focus on expanding the Company's presence in the Asian market, particularly in Hong Kong, Taiwan and surrounding regions. The establishment of Mei Sheng Corporation Limited is part of the Company’s strategic initiative to diversify its operations and improve market reach. On August 30, 2024, Mei Sheng Corporation Limited entered into a software application development agreement with a Taiwan company, Consummation International Business Co., Ltd, for the development of a health products sales platform.

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

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the nine months ended August 31, 2024 and 2023.

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

As of August 31, 2024 and November 30, 2023, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

Intangible Asset

The Company accounts for its intangible assets in accordance with ASC Subtopic 350-40, Internal-Use Software-Computer Software Developed or Obtained for Internal Use, and ASC Subtopic 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. ASC Subtopic 350-40 requires assets to be recorded at the cost to develop the asset and requires an intangible asset to be amortized over its useful life and for the useful life to be evaluated every reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimate of useful life is changed the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. There were no dilutive securities as of August 31, 2024 and 2023.

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. As a development-stage company, the Company had limited revenues and incurred losses as of as of August 31, 2024. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time.

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

During the nine months ended August 31, 2024 and the year ended November 30, 2023, the Company recorded $134,721 and $53,144 as server rental expenses.

Right-of-use assets are summarized below:

	August 31, 2024	November 30, 2023
Server rental	$51,052	$51,052
Less: accumulated amortization	(40,493)	(2,409)
Right-of-use, net	$10,559	$48,643

Operating lease liabilities are summarized below:

	August 31, 2024	November 30, 2023
Server rental	$–	$44,900
Less: current portion	–	44,900
Long term portion	$–	$–

NOTE 5 – PROJECT IN PROGRESS

During the fiscal year 2022, the Company was developing and implementing a cryptocurrency wallet project. The initial estimated cost of the project was $255,800, of which $77,000 had been completed and capitalized as of November 30, 2022, as shown in Note 6. The Company has divested the cryptocurrency wallet in October 2023 due to unforeseen higher costs and resource demands than initially anticipated. The cryptocurrency wallet was sold for $241,390 in October 2023. The gain on the sale of the wallet was $18,890. Therefore, the Company decided to focus on the development of a new project. Commencing from September 2023, the Company has initiated the development of a new expense planner mobile application “Expense Minder”. The Expense Minder will serve as a user-friendly mobile application, designed to empower individuals in the effective management of their finances.

The Company is developing the MoneySaver App. The estimated cost of the project is $26,645, of which $26,645 has been completed and capitalized as of August 31, 2024 and November 30, 2023, as shown in Note 6. On November 30, 2023, Ankam, Inc. completed the transfer of certain assets of the Company to its wholly-owned subsidiary, Ankam LLC. The assets transferred include 100% of the ownership interests of MoneySaverApp, an application created to aggregate various discount cards on mobile device.

NOTE 6 – CAPITALIZED SOFTWARE COSTS

	Useful Life	As of August 31, 2024	As of November 30, 2023
API development	3 years	$58,920	$–
MoneySaver App	3 years	26,645	26,645
Website development	3 years	72,480	–
Total capitalized software		158,045	26,645
Accumulated amortization		(40,349)	(4,488)
Balance		$117,695	$22,157

During the three months ended August 31, 2024 and 2023, the amortization expense was $13,170 and $6,978, respectively. During the nine months ended August 31, 2024 and 2023, the amortization expense was $35,861 and $20,933, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company owed its sole director $449,338 and $292,026 as of August 31, 2024 and November 30, 2023, respectively, for unpaid operating advances. This loan is unsecured, non-interest bearing and due on demand.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with Financial Accounting Standards Board (“FASB”) ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of August 31, 2024, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

NOTE 9 – INCOME TAXES

The components of the Company’s provision for federal income tax for the nine months ended August 31, 2024 and the year ended November 30, 2023 consists of the following:

	August 31, 2024	November 30, 2023
Federal income tax benefit attributable to:
Current operations	$467,529	$360,893
Less: valuation allowance	(467,529)	(360,893)
Net provision for federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	August 31, 2024	November 30, 2023
Deferred tax asset attributable to:
Net operating loss carryover	$98,181	$75,787
Less: valuation allowance	(98,181)	(75,787)
Net deferred tax asset	$–	$–

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $467,529 as of August 31, 2024, for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to August 31, 2024, through the date when financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

As of August 8, 2024, Bakur Kalichava, the President, Treasurer, Director and Secretary of ANKAM INC. (the “Company”), is no longer holding the positions. Mr. Kalichava’s decision to resign is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. The Board of the Company appointed Wang Wen Lung as the President, Treasurer, Director and Secretary, effective on August 8, 2024.

On August 8, 2024, Enrike Bokuchava submitted his resignation from independent director with the Company. The Company do not appoint any independent director to replace Mr. Bokuchava position.

Wang Wen Lun is an accomplished business leader with over 25 years of experience in the technology and manufacturing sectors. He served as the President of Trust & Ethic Co. Ltd., a leading provider of ethical business solutions in Taiwan. Prior to his role at Trust & Ethic, Mr. Wang held senior management positions at several prominent technology companies. He was the Purchasing Department Manager at NEC Taiwan Ltd. from 1988 to 1999, where he oversaw global supply chain operations. From 1999 to 2000, he served as the Materials Department Director at Dimension Computer Technology Co. Ltd. In 2000, Mr. Wang joined Zero One Technology Co. Ltd. as the Vice General Manager, spearheading the firm's expansion into new product lines and international markets. His strong leadership and strategic vision were instrumental in driving the company's growth during his 4-year tenure.

Mr. Wang holds a Bachelor of Science degree in Accounting from Hsing Wu University. He is known for his commitment to ethical business practices and has been recognized as a trailblazer in the field of corporate social responsibility. At the same time, Mr. Wang commenced his career in health management and software development.

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

Employees

The Company’s sole Board Members: Wang Wen Lun, President, Director, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary

Description of Property

Our current office space is located at 5F., No. 97, Jingye 1st Rd., Zhongshan Dist., Taipei City 104, Taiwan (R.O.C.). The premises are provided to us by our President, Wang Wen Lun, for no consideration and is a ‘home office’. We believe these facilities are in good condition, but that we may need to expand our space as our research and development efforts increase.

Legal Proceedings

We are not involved in certain legal claims or proceedings, nor have we ever been.

RESULTS OF OPERATIONS

Three months ended August 31, 2024 compared to August 31, 2023

Revenues

During the three months ended August 31, 2024 and 2023, we have generated total revenue of $8,697 and $5,999, respectively. The increase in revenue for the quarter ended August 31, 2024 compared to the quarter ended August 31, 2023 was due to overall growth in the Company's operating activities.

Operating Expenses

Total operating expenses for the three months ended August 31, 2024 were $79,098 compared to $75,004 for the three months ended August 31, 2023. Our operating expenses consisted of general and administrative costs of $63 (August 31, 2023 - $4,139), director fee of $16,000 (August 31, 2023 - $18,000), professional fees of $4,942 (August 31, 2023 - $4,989), server expense of $44,925 (August 31, 2023 - $44,898) and amortization of $13,170 (August 31, 2023 - $6,978). Expenses increased in the three months ended August 31, 2024 primarily due to amortization fees. Amortization expense increased due to the acquisition of Apex Intelligence LLC with intangible assets in January 2024.

Other Income

As of August 8, 2024, the Company entered into a debt forgiveness agreement with its former director, Bakur Kalichava, for an amount of $132,000. This debt pertains to unpaid payroll from October 1, 2022, to July 31, 2024. On the same date, the Company also signed a debt forgiveness agreement with its former independent director, Maksym Hordieiev, who previously served as an authorized manager of Apex Intelligence LLC, a subsidiary of the Company. Maksym Hordieiev agreed to forgive a debt of $14,000 owed to him by the Company, which represents unpaid payroll obligations incurred from January 3, 2024, to July 31, 2024.

Net Profits/ (Losses)

The net profit for the three months ended August 31, 2024, was $83,905, compared to net loss $69,005 for the three months ended August 31, 2023, due to the factors discussed above.

Nine months ended August 31, 2024 compared to August 31, 2023

Revenues

During the nine months ended August 31, 2024 and 2023, we have generated total revenue of $33,842 and $19,697, respectively. The increase in revenue for the nine months ended August 31, 2024 compared to the nine months ended August 31, 2023 was due to overall growth in the Company's operating activities.

Operating Expenses

Total operating expenses for the nine months ended August 31, 2024 were $294,785 compared to $235,255 for the nine months ended August 31, 2023. Our operating expenses consisted of general and administrative costs of $26,884 (August 31, 2023 - $306), director fee of $62,000 (August 31, 2023 - $54,000), professional fees of $35,320 (August 31, 2023 - $25,322), server expense of $134,721 (August 31, 2023 - $134,694) and amortization of $35,861 (August 31, 2023 - $20,933). Expenses increased in the nine months ended August 31, 2024 primarily due to General and administrative expenses, director’s fees, professional fees and amortization. Amortization expense increased due to the acquisition of Apex Intelligence LLC with intangible assets in January 2024. Professional expenses increased due to OTC fees.

Net Losses

The net loss for the nine months ended August 31, 2024, was $106,636, compared to $215,558 for the nine months ended August 31, 2023, due to the factors discussed above.

Liquidity and Capital Resources

As of August 31, 2024, our total assets were $177,439 and comprised of cash of $19,185, prepaid expenses of $30,000 right-of-use asset of $10,559 and capitalized software costs of $117,695 Our total liabilities were $471,338 and comprised of advances from our director of $449,338, deferred revenue of $20,000, and accounts payable and accrued expenses of $2,000.

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

Stockholders’ deficit has decreased from $325,303 as of November 30, 2023 to $293,899 as of August 31, 2024.

The Company has accumulated a deficit of $497,529 as of August 31, 2024, compared to $360,893 as of November 30, 2023, and further losses are anticipated in the development of its business.

During the nine months ended August 31, 2024, the Company used $145,054 of cash in operating activities due to its net loss of $106,636, increase in amortization expense of $35,861, decrease in accounts receivable of $21,390, increase in prepaid expenses of $14,153, increase in right-of-use asset/liability, net of $38,084, decrease in account payable of $82,000, increase in deferred revenue of $7,300 and decrease in lease liability of $44,900.

Net cash out flows provided by investing activities for the nine months ended August 31, 2024, were $131,399 due to increase of capitalized software costs.

Net cash in flows provided by financing activities for the nine months ended August 31, 2024, were $295,352 due to increase of proceeds from the related party loan.

Off-Balance Sheet Arrangements

As of August 31, 2024, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of August 31, 2024, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the period ending August 31, 2024, there were no pending or threatened legal actions against us.

Item 1A.	Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

During the quarter ended August 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANKAM, INC.

Date: October 15, 2024	By:	/s/ Wang Wen Lung
Name: Wang Wen Lung Title: President, Secretary, Treasurer, Director, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

