Form 10-K
period 2024-11-30
Ankam, Inc.
filed 2025-03-14
CIK 1781629

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended November 30, 2024

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

Wen Lung, WANG

5F., No. 97, Jingye 1st Rd., Zhongshan Dist.,
Taipei City 104, Taiwan (R.O.C.).

+886-928486237

mainoffice@ankam.net

(Address, including Zip Code, and Telephone Number, including Area Code, of Registrant’s Principal Executive Office)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/a	N/a	N/a

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐       No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐       No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

The aggregate market value of the shares Ankam Inc. common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, May 31, 2024, was $0.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,558,063 common shares issued and outstanding as of March 7, 2025.

i

PART I

Item 1. Business.

Business Strategy

Ankam, Inc. (the “Company”) was incorporated in August 2018 under the laws of the State of Nevada. Ankam, Inc. operates as a technology company specializing in the development of two mobile applications.

The Company’s business lies in possessing and developing Expense Minder, a proprietary product designed to streamline and manage expense reporting for users. The Company conceptualizes and is constructing an application that facilitates a user’s expense management. Our focus extends to designing and developing a mobile application designed to streamline and automate the tZracking, and submission of user’s expenses. The application will feature categorization of expenses, saving goals, bill reminders, and customizable categories.

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

On August 27, 2024, Ankam Inc. (the “Company”) incorporated a new subsidiary, Mei Sheng Corporation Limited 美盛全球有限公司. This subsidiary mainly focus on expanding the Company’s presence in the Asian market, particularly in Hong Kong, Taiwan and surrounding regions. The establishment of Mei Sheng Corporation Limited is part of the Company’s strategic initiative to diversify its operations and improve market reach. On August 30, 2024, Mei Sheng Corporation Limited entered into a software application development agreement with a Taiwan company, Consummation International Business Co., Ltd, for the development of a health products sales platform.

Cancellation of the CB arrangement MOU

On September 17, 2024, Ankam Inc. (the “Company”) entered into a Memorandum of Understanding (the “MOU”) with Hatcher Opportunities Limited Partnership Fund (the “Lender”), a limited partner fund registered in Hong Kong. Under the terms of the MOU, the Company intends to issue a convertible note (the “Convertible Note”) to the Lender in the principal amount of $500,000.

Key Terms of the Proposed Convertible Note:

Principal Amount: US$ 500,000

Coupon: US$ 20,000

Conversion Price: US$ 8.00 per share of Ankam Inc.

Maturity Date: December 31, 2024

Number of Shares upon Conversion: 65,000 shares

The proposed Convertible Note can only be exercised by the Lender on the maturity date. If the Lender exercises this conversion right, the principal amount of the Convertible Note shall be waived upon conversion into shares of Ankam Inc. at the conversion price of $8.00 per share.

On November 29, 2024, the company cancelled the MOU arrangement.

Marketing

The Company aims to build awareness and generate interest in Expense Minder and MoneySaverApp among potential users. Digital marketing strategies will be employed to enhance online visibility, utilizing targeted campaigns and partnerships to create anticipation for the applications. App store optimization efforts will focus on maximizing visibility and credibility within the online marketplace. As the user base grows, cross-promotion between the applications will be employed to capitalize on synergies and foster internal user engagement. This marketing approach aligns with Ankam, Inc.’s commitment to innovation and user-centric solutions, laying the groundwork for future client acquisition and sustained growth.

Advertising

Ankam, Inc. envisions a future where strategic advertising initiatives play a significant role in establishing a robust market presence for its mobile applications, Expense Minder and MoneySaverApp. As the Company proceeds to develop these products, the focus on targeted online and potential offline advertising channels will be integral to creating brand awareness and driving interest. This forward-looking advertising strategy aims to position Ankam, Inc.’s applications effectively in the competitive landscape, paving the way for future user acquisition and sustained success. It is important to note that the implementation of these advertising initiatives will be contingent upon the availability of funds, and as more funds become available, the advertising budget will increase in a commensurate manner.

Employees

The Company’s Board Members include: Wen Lung, WANG, Director, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary. Please refer to Item 11 for more details.

Description of Property

Our current office space is located at 5F., No. 97, Jingye 1st Rd., Zhongshan Dist., Taipei City 104, Taiwan (R.O.C.). The premises are provided to us by our President, Wen Lung, WANG, for no consideration and is a ‘home office’. We believe these facilities are in good condition, but that we may need to expand our space as our research and development efforts increase.

Item 1A. Risk Factors.

Not applicable for smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not applicable for smaller reporting companies.

Item 1C. Cybersecurity.

In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced undetected cybersecurity incidents.

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

Number of Holders

As of November 30, 2024, the 4,558,063 issued and outstanding shares of common stock were held by a total of 55 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended November 30, 2024 and 2023.

Recent Sales of Unregistered Securities

On July 29, 2024 (the “Effective Date”), the Company approved the issuance of shares of its common stock to the Holder in exchange for the repayment of $138,040 of outstanding debt. This decision was made in accordance with the terms of the Convertible Promissory Note dated January 3, 2024, and the Supplement to Promissory Note dated January 9, 2024. The conversion price for the shares is set at $0.60 per share, resulting in the issuance of 230,067 shares of common stock to the Holder.

The shares are being issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The shares of common stock have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Purchase of our Equity Securities by Officers and Directors

On August 8, 2024, a group of investors led by Wang Wen Lung, Lin Chih Hsi, Kuo Yu Min, Sung Hsiang Yu, Wang Pao Kuei and Wang Pao Hua (the “Investor Group”) entered into stock purchase agreements for the acquisition of an aggregate of 3,480,067 shares of Common Stock of the Company and acquired a controlling 77% equity stake in ANKAM Inc (the “Company”) through a privately negotiated transaction. On the same day, Wen Lung, Wang was appointed as director by the board of the company and effective immediately.

On September 9, 2024, 982,667 shares were transferred to Wen Lung, WANG.

Debt Forgiveness and Issuance of Equity

During the reporting period, the company entered into debt forgiveness agreements with Bakur Kalichava and Maksym Hordieiev. Under the terms of the agreement:

1. The lender agreed to forgive the Debt and release the Company from any and all obligations to pay the Debt;

2. The forgiven debt was classified as payroll liability and carried a balance of $146,000 prior to the transaction.

This transaction did not involve any cash inflows or outflows and is therefore classified as a non-cash financing activity. The transaction is disclosed in accordance with the requirements of *ASC 230*.

Other Stockholder Matters

None.

Item 6. Selected Financial Data.

Not applicable for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements made in this Form 10-K that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate”, “approximate” or “continue”, or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

RESULTS OF OPERATIONS

Years ended November 30, 2024 compared to November 30, 2023

Revenues

During the years ended November 30, 2024 and 2023, we have generated total revenue of $104,450 and $27,173 , respectively. For the year ended November 30, 2024, the revenue was received from the sale of Company’s subscriptions.

In 2024, the subsidiary Mei Sheng Corporation Limited started the business and focused on expanding market share,in Asia Pacific which caused an increase in revenue for the year ended November 30, 2024 compared to the year ended November 30, 2023.

Operating Expenses

Total operating expenses for the years ended November 30, 2024 were $395,605 compared to $325,220 for the year ended November 30, 2023. Our operating expenses consisted of general and administrative costs of $1,115 (November 30, 2023 - $390), director fee of $62,000 (November 30, 2023 - $72,000), professional fees of $84,448 (November 30, 2023 - $48,656), server expense of $172,367 (November 30, 2023 - $179,230),software development expense of $26,640 (November 30, 2023 – nil) and amortization of $49,034 (November 30, 2023 - $24,944). Expenses increased in the year ended November 30, 2024 primarily due to the software development expense and professional expenses. Software development expense in 2024 consists of API development expense and Website development expense, which are $16,440 and $10,200, respectively. Professional expense in 2024 mainly consists of audit fee and professional advisory fee, with amount of $35,500 and $48,748, respectively.

Other Income (Expenses)

The total income for the years ended November 30, 2024 and 2023 was $154,308 and $18,890, respectively. The other income included the gain on sale of assets related to debt forgiveness.

Net Losses

The net loss for the year ended November 30, 2024, was $136,846, compared to $279,157 for the year ended November 30, 2023, due to the factors discussed above.

Liquidity and Capital Resources

As of November 30, 2024, our total assets were $178,708, which comprised of cash of $57, amount due from director of $74,128 and total other assets of $104,523. Our total liabilities were $502,817, which comprised of account payable of $2,000, Accruals, and other current liabilities of $1,479, amount due to director of $499,338.

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

Stockholders’ deficit has decreased from $325,303 as of November 30, 2023 to $324,109 as of November 30, 2024, which mainly due to the increase of common stock and additional paid in capital with amounts of $230 and $137,810, respectively, and the current period loss of $136,846.

The Company has accumulated a deficit of $497,739 as of November 30, 2024, compared to $360,893 as of November 30, 2023, and further losses are anticipated in the development of its business.

During the year ended November 30, 2024, the Company used $2,013 of cash in operating activities due to its net loss of $136,846, increase in amortization expense of $104,574, increase in accounts receivable of $21,390, increase in prepaid expenses of $15,848, increase in right-of-use asset/liability, net of $86,242, decrease in accounts payable of $80521 and decrease in deferred revenue of $12,700.

Net cash flows provided by investing activities for the year ended November 30, 2024 were -$131,400 due to the proceeds from the sale of assets.

Net cash flows provided by financing activities for the year ended November 30, 2024, were $133,184 due to proceeds from the related party loan.

Critical Accounting Policies and Significant Judgments and Estimates

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customer”. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

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

Off-Balance Sheet Arrangements

As of November 30, 2024, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

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

Item 8. Financial Statements and Supplementary Data.

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

ANKAM, INC.

NOVEMBER 30, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

Ankam Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ankam Inc. (the “Company”) as of November 30, 2024 and 2023, the related statements of operations, changes in stockholders’ deficit, for each of the two years in the period ended November 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended November 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $324,109 and a negative cash flow from operations amounting to $136,846 for the period ended November 30, 2024. These factors as discussed in Note 3 of the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.

As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosure that are material to the financial statements and (2) involve especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Related Party Receivables & Loans

We noted significant related party transactions as a critical matter.

We performed the following procedures to address the matter such as, confirmation of those related party transactions, risk assessment of the nature of the related party transactions, review of the recent minutes of meetings of stockholders, directors, and committees, review of the presence of any significant journal entries and other adjustments and Inquiry with management of any undisclosed related party contract.

/s/ DylanFloyd Accounting & Consulting

We have served as the Company’s auditor since 2024.

Newhall, California

March 10, 2025

ANKAM, INC.

CONSOLIDATED BALANCE SHEETS

	November 30, 2024	November 30, 2023

ASSETS
CURRENT ASSETS:
Cash	$57	$286
Accounts receivable	–	21,390
Prepaid expenses	–	15,847
Right-of-use asset, net	–	48,643
Director C/A	74,128	–
Total current assets	74,185	86,166

Capitalized software costs, net	104,523	22,157

TOTAL ASSETS	$178,708	$108,323

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,479	$84,000
Deferred revenue	–	12,700
Amount due to director	499,338	292,026
Lease liability	–	44,900
Total current liabilities	502,817	433,626

Total liabilities	502,817	433,626

Commitments and contingencies (Note 7)

STOCKHOLDERS’ DEFICIT:
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,558,063 shares issued and outstanding	4,558	4,328
Additional paid in capital	169,072	31,262
Accumulated deficit	(497,739)	(360,893)

Total stockholders’ deficit	(324,109)	(325,303)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$178,708	$108,323

The accompanying notes are an integral part of these consolidated financial statements.

ANKAM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For year ended November 30, 2024	For year ended November 30, 2023

REVENUE	$104,450	$27,173

EXPENSES:
General and administrative expenses	63,115	390
Director fee	–	72,000
Professional fees	84,448	48,656
Software Development Expenses	26,640	–
Server expense	172,367	179,230
Amortization	49,034	24,944
Total expenses	395,604	325,220

LOSS FROM OPERATIONS	(291,154)	(298,047)

OTHER INCOME (EXPENSES):
Gain on sale of asset	–	18,890
Gain on debt forgiveness	154,308	–

Loss before income taxes	(136,846)	(279,157)

Provision for income taxes	–	–

NET LOSS	$(136,846)	$(279,157)

Net loss per common share - basic	$(0.03)	$(0.06)

Weighted average number of common shares outstanding - basic and diluted	4,558,063	4,327,996

The accompanying notes are an integral part of these consolidated financial statements.

ANKAM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance as of November 30, 2022	4,327,996	$4,328	$31,262	$(81,736)	$(46,146)

Net loss	–	–	–	(279,157)	(279,157)

Balance as of November 30, 2023	4,327,996	$4,328	$31,262	$(360,893)	$(325,303)

Additional Paid-in Capital	230,067	230	137,810	–	138,040
Net loss	–	–	–	(136,846)	(136,846)

Balance as of November 30, 2024	4,558,063	$4,558	$169,072	$(497,739)	$(324,109)

The accompanying notes are an integral part of these consolidated financial statements.

ANKAM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For year ended November 30, 2024	For year ended November 30, 2023

Cash Flows from Operating Activities:
Net loss	$(136,846)	(279,157)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization expense	49,034	24,944
Gain on sale of asset	–	(18,890)
Changes in operating assets and liabilities:
Accounts receivable	21,390	(16,590)
Prepaid expenses	15,847	(15,847)
Related party activity, net	(24,128)	–
Right-of-use asset/liability, net	10,383	15,949
Accounts payable and accrued expenses	(80,521)	(39,499)
Deferred revenue	(12,700)	8,700
Net cash used in operating activities	(157,541)	(320,390)

Cash Flow from Investing Activities:
Proceeds from sale of asset	–	241,390
Net cash provided by (used in) investing activities	–	241,390

Cash Flows from Financing Activities:
Related party activity, net	157,312	77,009
Net cash provided by financing activities	157,312	77,009

NET CHANGE IN CASH	(229)	(1,991)

CASH AT BEGINNING OF THE PERIOD	286	2,277

CASH AT THE END OF THE PERIOD	$57	$286

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITY:
Operating lease liability and right of use asset	$–	$51,052

The accompanying notes are an integral part of these consolidated financial statements.

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2024 AND 2023

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

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2024 AND 2023

On August 8, 2024, Bakur Kalichava submitted his resignation from all executive officer positions with the Company, including President, Treasurer, Director and Secretary effective immediately; On the same day, the independent director Enrike Bokuchava submitted his resignation from independent director with the Company effective immediately.

On August 27, 2024, Ankam Inc. (the “Company”) incorporated a new subsidiary, Mei Sheng Corporation Limited 美盛全球有限公司. This subsidiary mainly focus on expanding the Company’s presence in the Asian market, particularly in Hong Kong, Taiwan and surrounding regions. The establishment of Mei Sheng Corporation Limited is part of the Company’s strategic initiative to diversify its operations and improve market reach. On August 30, 2024, Mei Sheng Corporation Limited entered into a software application development agreement with a Taiwan company, Consummation International Business Co., Ltd, for the development of a health products sales platform.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the years ended November 30, 2024 and 2023.

Basis of Consolidation

The consolidated financial statements comprise the accounts of the Company and its wholly-owned subsidiary. The financial statements of its subsidiary are included in the consolidated financial statements from the date that control commences until the date that control ceases. Consolidated financial statements are prepared using uniform accounting policies for like transactions and other events in similar circumstances.

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

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2024 AND 2023

The Company recognizes revenue in accordance with Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customer”. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

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

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2024 AND 2023

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. There were no dilutive securities as of November 30, 2024 and 2023.

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

Lease

ASC 842, “Leases”, requires that lessees recognize right-of-use (“ROU”) assets and lease liabilities. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is presented in operating expenses on the consolidated statements of operations.

ASC 842 distinguishes leases as either a finance lease or an operating lease that affects how the leases are measured and presented in the statements of operations and cash flows. At the inception of a contract the Company assesses whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

As permitted under the new guidance, the Company has made an accounting policy election to apply the recognition provisions of the guidance to short term leases (leases with a lease term of twelve months).

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2024 AND 2023

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe any of these pronouncements will have a material impact on the Company.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. As a development-stage company, the Company had limited revenues and incurred losses as of November 30, 2024. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs beyond the next 12 months.

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

NOTE 4 – AMOUNT DUE FROM DIRECTOR

Amount due from director balance was $74,128 as at November 30, 2024, consisted of the revenue of subsidiary Mei Sheng corporation, and the director collected the transaction amount on behalf of the company.

	November 30, 2024	November 30, 2023
Amount due from director:
Wen Lung, WANG	$74,128	$–

Total	$74,128	$–

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2024 AND 2023

NOTE 5 – CAPITALIZED SOFTWARE

	Useful Life	As of November 30, 2024	As of November 30, 2023
MoneySaver Project	3 years	26,645	26,645
API Development	3 years	58,920	–
Website Development	3 years	72,480	–
Total capitalized software		158,045	26,645
Accumulated amortization		(53,522)	(4,488)
Balance		$104,523	$22,157

During the years ended November 30, 2024 and 2023, the Company recognized amortization expense in the amount of $49,034 and $24,944, respectively.

NOTE 6 – AMOUNT DUE TO DIRECTOR

The Company owed its sole director Wen Lung, Wang $499,338 and $292,026 as of November 30, 2024 and 2023, respectively, for unpaid operating advances. This payable is unsecured, non-interest bearing and due on demand.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

NOTE 8 – INCOME TAXES

The components of the Company’s provision for federal income tax for the years ended November 30, 2024 and 2023 consists of the following:

	November 30, 2024	November 30, 2023
Federal income tax benefit attributable to:
Current operations	$497,739	$360,893
Less: valuation allowance	(497,739)	(360,893)
Net provision for federal income taxes	$–	$–

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2024 AND 2023

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	November 30, 2024	November 30, 2023
Deferred tax asset attributable to:
Net operating loss carryover	$104,525	$75,787
Less: valuation allowance	(104,525)	(75,787)
Net deferred tax asset	$–	$–

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $497,739 as of November 30, 2024, for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to November 30, 2024, through the date when financial statements were issued, and has determined that the following material subsequent events to disclose in these consolidated financial statements:

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A(T). Controls and Procedures.

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer at the time, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2024, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2024, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	The Company does not have an adequate internal control structure or adequate oversight over financial reporting – The Company has only one member of management whom is also the Company’s sole director, therefore the Company lacks adequate segregation of duties. Further, the Company currently has no Audit Committee. While not being legally obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities. Lastly, due to the minimal operations and small size of the Company we have not employed individuals that have the necessary accounting knowledge and expertise to ensure accurate financial reporting under US GAAP.

2.	The Company lacks appropriate information technology controls – As of November 30, 2024, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2024, based on criteria established in Internal Control- Integrated Framework issued by COSO in 2013.

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

-On November 30, 2024, under the supervision and with the participation of our management at the time, an evaluation was conducted of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the annual period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

During the year ended November 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS

The name, age and titles of our executive officer and director is as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Wen Lung, WANG	60	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Wang Wen Lung is an accomplished business leader with over 25 years of experience in the technology and manufacturing sectors. He currently serves as the President of Trust & Ethic Co. Ltd., a leading provider of ethical business solutions.

Prior to his role at Trust & Ethic, Mr. Wang held senior management positions at several prominent technology companies. He was the Purchasing Department Manager at NEC Taiwan Ltd. from 1988 to 1999, where he oversaw global supply chain operations. From 1999 to 2000, he served as the Materials Department Director at Dimension Computer Technology Co. Ltd.

In 2000, Mr. Wang joined Zero One Technology Co. Ltd. as the Vice General Manager, spearheading the firm’s expansion into new product lines and international markets. His strong leadership and strategic vision were instrumental in driving the company’s growth during his 4-year tenure.

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

Item 11. Executive Compensation.

MANAGEMENT COMPENSATION

The following table sets forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the fiscal years ended November 30, 2024 and November 30, 2023:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Wen Lung, WANG	2024	-62,000-	-0-	-0-	-0-	-0-	-0-	-62,000-
President, Secretary and Treasurer	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Bakur Kalichava	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Previous President, Secretary and Treasurer	2023	-72,000-	-0-	-0-	-0-	-0-	-0-	-72,000-

There is a current employment agreement between the Company and its Officer.

Mr. Wang currently devotes all of his time to manage the affairs of the Company. There is an employment agreement with Mr. Wang. Compensation for his services is contingent upon approval by the Board of Directors and may be adjusted periodically.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information relating to the beneficial ownership of our common stock as of March 7, 2025, by:

•	each person, or group of affiliated persons, known by us to beneficially own more than five percent of the outstanding shares of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Wen Lung, WANG	982,667 shares of common stock (direct)	21.559%

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

(**) Percent of class is calculated on the basis of the number of fully diluted shares outstanding on November 30, 2024 (4,558,063).

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company’s amount due from sole director was $74,128 as of November 30, 2024.

The Company’s amount due to sole director was $499,338 as of November 30, 2024.

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by our independent auditors (Accell Audit & Compliance, P.A.) for professional services rendered related to the fiscal years ended November 30, 2024 and 2023:

	2024	2023
Audit Fees	$35,500	$17,500
Audit Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	$35,500	$17,500

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

All Other Fees. Consists of fees for products and services other than the services reported above.

PART IV

Item 15. Exhibits.

Exhibit No.	Description
19	ANKAM, Inc. Insider Trading Policy
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Item 16. Form 10-K Summary.

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANKAM, INC.

Date: March 14, 2025	By:	Wen Lung, WANG
Name: Wen Lung, WANG Title: President, Secretary, Treasurer, Director, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

