Form 10-Q
period 2025-02-28
Ankam, Inc.
filed 2025-04-23
CIK 1781629

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2025

or

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

Yes ☐       No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,558,063 common shares issued and outstanding as of April 18, 2025.

ANKAM, INC.

FORM 10-Q

Quarterly Period Ended February 28, 2025

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

ANKAM, INC.

CONSOLIDATED BALANCE SHEETS

	February 28, 2025	November 30, 2024

ASSETS
CURRENT ASSETS:
Cash	$57	$57
Accounts receivable	75,000	–
Prepaid expenses	–	–
Right-of-use asset, net	–	–
Director C/A	94,128	74,128
Total current assets	169,185	74,185

Capitalized software costs, net	91,353	104,523

TOTAL ASSETS	$260,538	$178,708

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$74,958	$3,479
Deferred revenue	20,000	–
Related party loan	499,338	–
Amount due to director	932	499,338
Lease liability	–	–
Total current liabilities	595,228	502,817

Total liabilities	595,228	502,817

Commitments and contingencies (Note 8)

STOCKHOLDERS’ DEFICIT:
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,558,063 shares issued and outstanding	4,558	4,558
Additional paid in capital	169,072	169,072
Accumulated deficit	(508,320)	(497,739)

Total stockholders’ deficit	(334,690)	(324,109)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$260,538	$178,708

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANKAM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For three months ended February 28, 2025	For three months ended February 29, 2024

REVENUE	$75,000	$9,760
Cost	40,000	–
Gross Profit	35,000	9,760

EXPENSES:
General and administrative expenses	–	93
Director fee	–	22,000
Professional fees	932	25,322
Server expense	31,479	44,898
Amortization	13,170	36,160
Total expenses	45,581	128,473

LOSS FROM OPERATIONS	(10,581)	(118,713)

OTHER INCOME (EXPENSES):
Gain on sale of asset	–	–

Loss before income taxes	(10,581)	(118,713)

Provision for income taxes	–	–

NET LOSS	$(10,581)	$(118,713)

Net loss per common share - basic	$(0.0023)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	4,558,063	4,327,996

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANKAM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of November 30, 2023	4,327,996	$4,328	$31,262	$(360,893)	$(325,303)

Net loss	–	–	–	(118,713)	(118,713)

Balance as of February 29, 2024	4,327,996	$4,328	$31,262	$(479,606)	$(444,016)

Balance as of November 30, 2024	4,558,063	$4,558	$169,072	$(497,739)	$(324,109)

Net loss	–	–	–	(10,581)	(10,581)

Balance as of February 28, 2025	4,558,063	$4,558	$169,072	$(508,320)	$(334,690)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANKAM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For three months ended February 28, 2025	For three months ended February 29, 2024

Cash Flows from Operating Activities:
Net loss	$(10,581)	$(118,713)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization expense	13,170	36,160
Changes in operating assets and liabilities:
Accounts receivable	(75,000)	21,390
Related party activity, net	(20,000)	–
Prepaid expenses	–	(20,160)
Right-of-use asset/liability, net	–	(8,996)
Accounts payable and accrued expenses	72,411	160,040
Deferred revenue	20,000	15,130
Net cash used in operating activities	–	84,851

Cash Flow from Investing Activities:
Assets Acquisition	–	(158,040)
Net cash provided by (used in) investing activities	–	(158,040)

Cash Flows from Financing Activities:
Related party activity, net	–	73,610
Net cash provided by financing activities	–	73,610

NET CHANGE IN CASH	–	421

CASH AT BEGINNING OF THE PERIOD	57	286

CASH AT THE END OF THE PERIOD	$57	$707

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITY:
Operating lease liability and right of use asset	$–	$36,271

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2025

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

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2025

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes filed with the Securities and Exchange Commission (the “SEC”) for the year ended November 30, 2024.

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three months ended February 28, 2025 and February 29, 2024.

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

As of February 28, 2025

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

As of February 28, 2025 and November 30, 2024, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. There were no dilutive securities as of February 28, 2025 and February 29, 2024.

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2025

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

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2025

(Unaudited)

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. As a development-stage company, the Company had limited revenues and incurred losses as of as of February 28, 2025. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time.

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

NOTE 4 – CAPITALIZED SOFTWARE COSTS

	Useful Life	As of February 28, 2025	As of February 29, 2024
API development	3 years	$58,920	$58,920
MoneySaver App	3 years	26,645	26,645
Website development	3 years	72,480	72,480
Total capitalized software		158,045	158,045
Accumulated amortization		(66,692)	(14,008)
Balance		$91,353	$144,037

During the three months ended February 28, 2025 and February 29, 2024, the amortization expense was $13,170 and $36,160, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company owed its sole director $500,270 and $499,338 as of February 28, 2025 and November 30, 2024, respectively, for unpaid operating advances. This loan is unsecured, non-interest bearing and due on demand.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with Financial Accounting Standards Board (“FASB”) ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of February 28, 2025, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2025

(Unaudited)

NOTE 7 – INCOME TAXES

The components of the Company’s provision for federal income tax for the three months ended February 28, 2025 and the year ended November 30, 2024 consists of the following:

	February 28, 2025	November 30, 2024
Federal income tax benefit attributable to:
Current operations	$508,320	$497,739
Less: valuation allowance	(508,320)	(497,739)
Net provision for federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	February 28, 2025	November 30, 2024
Deferred tax asset attributable to:
Net operating loss carryover	$106,747	$104,525
Less: valuation allowance	(106,747)	(104,525)
Net deferred tax asset	$–	$–

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $508,320 as of February 28, 2025, for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to February 28, 2025, through the date when consolidated financial statements were issued, and has determined that the following material subsequent events to disclose in these consolidated financial statements:

On March 15, 2025, Ankam, Inc. signed an Engagement Letter with Dylan Floyd Accounting & Consulting as the Company's new independent registered public accounting firm to perform independent audit services for the quarter ending February 28, 2025; May 31, 2025 and August 31, 2025.

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

Employees

The Company’s Board Members include: Wen Lung, WANG, President, Secretary, Treasurer, Director, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer.

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

RESULTS OF OPERATIONS

Three months ended February 28, 2025 compared to February 29, 2024

Revenues

During the three months ended February 28, 2025 and February 29, 2024, we have generated total revenue of $75,000 and $9,760, respectively. The increase in revenue for the quarter ended February 28, 2025 compared to the quarter ended February 29, 2024 was due to overall growth in the Company's operating activities.

Operating Expenses

Total operating expenses for the three months ended February 28, 2025 were $45,581 compared to $128,473 for the three months ended February 29, 2024. Our operating expenses consisted of general and administrative costs of nil (February 29, 2024 - $93), director fee of nil (February 29, 2024 - $22,000), professional fees of $932 (February 29, 2024 - $25,322), server expense of $31,479 (February 29, 2024 - $44,898) and amortization of $13,170 (February 29, 2024 - $36,160). Expenses decreased in the three months ended February 28, 2025 primarily due to director fee ,the server amortization and professional fees.

Net Losses

The net loss for the three months ended February 28, 2025, was $10,581, compared to $118,713 for the three months ended February 29, 2024, due to the factors discussed above.

Liquidity and Capital Resources

As of February 28, 2025, our total assets were $260,538 and comprised of cash of $57, Accounts receivable of $75,000, director C/A of $94,128and capitalized software costs of $91,353. Our total liabilities were $595,228 and comprised of advances from our director loan of $499,338, amount due to director of $932, deferred revenue of $20,000 and accounts payable and accrued expenses of $74,958.

As of November 30, 2024, our total assets were $178,708, which comprised of cash of $57, director C/A of $74,128 and capitalized software costs of $104,523. Our total liabilities were $502,817, which comprised of advances from our director of $499,338, and accounts payable and accrued expenses of $3,479.

Stockholders’ deficit has increased from $324,109 as of November 30, 2024 to $334,690 as of February 28, 2025.

The Company has accumulated a deficit of $508,320 as of February 28, 2025, compared to $497,739 as of November 30, 2024, and further losses are anticipated in the development of its business.

During the three months ended February 28, 2025, net cash flows used in operating, investing and financing activities for the three months ended February 28, 2025, were nil.

Off-Balance Sheet Arrangements

As of February 28, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of February 28, 2025, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the period ending February 28, 2025, there were no pending or threatened legal actions against us.

Item 1A.	Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

During the quarter ended February 28, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANKAM, INC.

Date: April 23, 2025	By:	/s/ Wen Lung, WANG
Name: Wen Lung, WANG Title: President, Secretary, Treasurer, Director, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

