Form 10-Q
period 2025-05-31
Ankam, Inc.
filed 2025-07-22
CIK 1781629

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2025

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

Yes ☐       No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,558,063 common shares issued and outstanding as of July 14, 2025.

ANKAM, INC.

FORM 10-Q

Quarterly Period Ended May 31, 2025

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

ANKAM, INC.

CONSOLIDATED BALANCE SHEETS

	May 31, 2025	November 30, 2024

ASSETS
CURRENT ASSETS:
Cash	$134,669	$57
Accounts receivable	65,000	–
Prepaid expenses	–	–
Right-of-use asset, net	–	–
Director C/A	92,853	74,128
Total current assets	292,522	74,185

Capitalized software costs, net	78,182	104,523

TOTAL ASSETS	$370,704	$178,708

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$129,437	$3,479
Deferred revenue	20,000	–
Related party loan	449,338	–
Amount due to director	50,932	499,338
Lease liability	–	–
Total current liabilities	649,707	502,817

Total liabilities	649,707	502,817

Commitments and contingencies (Note 8)	–	–

STOCKHOLDERS’ DEFICIT:
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,558,063 shares issued and outstanding	4,558	4,558
Additional paid in capital	169,072	169,072
Accumulated deficit	(452,633)	(497,739)

Total stockholders’ deficit	(279,003)	(324,109)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$370,704	$178,708

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANKAM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For three months ended May 31, 2025	For three months ended May 31, 2024	For six months ended May 31, 2025	For six months ended May 31, 2024

REVENUE	$165,000	$15,385	$240,000	$25,145
Cost	63,000	–	103,000	–
Gross Profit	102,000	15,385	137,000	25,145

EXPENSES:
General and administrative expenses	1,663	88	1,663	26,822
Director fee	–	24,000	–	46,000
Professional fees	–	5,057	932	30,378
Server expense	31,479	44,898	62,958	89,796
Amortization	13,171	13,170	26,341	22,691
Total expenses	46,313	87,213	91,894	215,687

PROFIT/(LOSS) FROM OPERATIONS	55,687	(71,828)	45,106	(190,542)

OTHER INCOME (EXPENSES):
Gain on sale of asset	–	–	–	–

Loss before income taxes	55,687	(71,828)	45,106	(190,542)

Provision for income taxes	–	–	–	–

NET Profit/(Loss)	$55,687	$(71,828)	$45,106	$(190,542)

Net Profit per common share - basic	$0.01	$(0.02)	$0.01	$(0.04)

Weighted average number of common shares outstanding - basic and diluted	4,558,063	4,327,996	4,558,063	4,327,996

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANKAM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of November 30, 2023	4,327,996	$4,328	$31,262	$(360,893)	$(325,303)

Net loss	–	–	–	(118,713)	(118,713)

Balance as of February 29, 2024	4,327,996	$4,328	$31,262	$(479,606)	$(444,016)

Net loss	–	–	–	(71,828)	(71,828)

Balance as of May 31, 2024	4,327,996	$4,328	$31,262	$(551,434)	$(515,844)

Balance as of November 30, 2024	4,558,063	$4,558	$169,072	$(497,739)	$(324,109)

Net loss	–	–	–	(10,581)	(10,581)

Balance as of February 29, 2025	4,558,063	$4,558	$169,072	$(508,320)	$(334,690)

Net profit	–	–	–	55,687	55,687

Balance as of May 31, 2025	4,558,063	$4,558	$169,072	$(452,633)	$(279,003)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANKAM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For six months ended May 31, 2025	For six months ended May 31, 2024

Cash Flows from Operating Activities:
Net profit (loss)	$45,106	$(190,542)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization expense	26,341	22,691
Changes in operating assets and liabilities:
Accounts receivable	(65,000)	21,390
Related party activity, net	–	–
Prepaid expenses	–	(30,997)
Right-of-use asset/liability, net	–	(14,021)
Accounts payable and accrued expenses	125,958	184,040
Deferred revenue	20,000	4,305
Net cash provided by (used in) operating activities	152,405	(3,134)

Cash Flow from Investing Activities:
Capitalized Software Costs	–	(131,400)
Net cash provided by (used in) investing activities	–	(131,400)

Cash Flows from Financing Activities:
Related party activity, net	(17,793)	135,317
Net cash provided by (used in) financing activities	(17,793)	135,317

NET CHANGE IN CASH	134,612	783

CASH AT BEGINNING OF THE PERIOD	57	286

CASH AT THE END OF THE PERIOD	$134,669	$1,069

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITY:
Operating lease liability and right of use asset	$–	$23,564

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of May 31, 2025

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

As of May 31, 2025

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

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the six months ended May 31, 2025 and 2024.

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

As of May 31, 2025

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

As of May 31, 2025 and November 30, 2024, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. There were no dilutive securities as of May 31, 2025 and 2024.

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of May 31, 2025

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

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of May 31, 2025

(Unaudited)

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. As a development-stage company, the Company has incurred accumulated deficits and its current liabilities exceed its current assets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

Although the Company has begun to generate a positive net income for the six months ended May 31, 2025, it continues to rely on financing activities to fund its operations and has not yet achieved consistent profitability. Management’s plans to address the conditions include seeking additional capital through equity financing and increasing revenues from its business operations.

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

NOTE 4 – CAPITALIZED SOFTWARE COSTS

	Useful Life	As of May 31, 2025	As of November 30, 2024
API development	3 years	$58,920	$58,920
MoneySaver App	3 years	26,645	26,645
Website development	3 years	72,480	72,480
Total capitalized software		158,045	158,045
Accumulated amortization		(79,863)	(53,522)
Balance		$78,182	$104,523

During the three months ended May 31, 2025 and 2024, the amortization expense was $13,171 and $13,170, respectively. During the six months ended May 31, 2025 and 2024, the amortization expense was $26,341 and $22,691, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company owed its sole director $50,932 and $499,338 as of May 31, 2025 and November 30, 2024, respectively, for unpaid operating advances. This loan is unsecured, non-interest bearing and due on demand.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with Financial Accounting Standards Board (“FASB”) ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of May 31, 2025, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of May 31, 2025

(Unaudited)

NOTE 7 – INCOME TAXES

The components of the Company’s provision for federal income tax for the six months ended May 31, 2025 and the year ended November 30, 2024 consists of the following:

	May 31, 2025	November 30, 2024
Federal income tax benefit attributable to:
Current operations	$452,633	$497,739
Less: valuation allowance	(452,633)	(497,739)
Net provision for federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	May 31, 2025	November 30, 2024
Deferred tax asset attributable to:
Net operating loss carryover	$95,053	$104,525
Less: valuation allowance	(95,053)	(104,525)
Net deferred tax asset	$–	$–

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $452,633 as of May 31, 2025, for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to May 31, 2025, through the date when consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

During the three months ended May 31,2025 we generate revenue of $165,000. Total operating expenses were $46,313. The operating expenses included general and administrative expenses, server expenses, and amortization. Our net profit was $55,687.

During the three months ended May 31,2024,we generate revenue of $15,385. Total operating expenses were $87,213. The operating expenses included general and administrative expenses, director fee ,professional fee, server expenses, and amortization. Our net loss was $71,828,

During the six months ended May 31,2025, we generate revenue of $240,000. Total operating expenses were $91,894. The operating expenses included general and administrative expenses, professional fee, server expenses, and amortization. Our net profit was $45,106.

During the six months ended May 31,2024, we generate revenue of $25,145. Total operating expenses were $215,687. The operating expenses included general and administrative expenses, director fee, professional fee, server expenses, and amortization. Our net loss was $190,452.

Revenues

During the three months ended May 31, 2025 and May 31, 2024, we have generated total revenue of $165,000 and $15,385, respectively. The increase in revenue for the quarter ended May 31, 2025 compared to the quarter ended May 31, 2024 was primarily due to the increase in revenue from subscription sales and overall growth in the Company's operating activities.

Operating Expenses

Total operating expenses for the three months ended May 31, 2025 were $ 46,313 compared to $87,213 for the three months ended May 31, 2024. Our operating expenses consisted of general and administrative costs of $1,663 (May 31, 2024 - $88), director fee of nil (May 31, 2024 - $24,000), professional fees of nil (May 31, 2024 - $5,057), server expense of $31,479 (May 31, 2024 - $44,898) and amortization of $13,171 (May 31, 2024 - $13,170). Expenses decreased in the three months ended May 31, 2025 primarily due to the decreased in director fee, server amortization and professional fees.

Net profit and Loss

The net profit for the three months ended May 31, 2025, was $55,687, compared to the net loss of $71,828 for the three months ended May 31, 2024, primarily due to the increased in revenue and decreased in operating expenses.

The net profit for the six months ended May 31,2025,was $45,106,compared to the net loss of $190,452 for the six months ended May 31,2024,primarily due to the increased in revenue and decreased in operating expenses.

Revenues

During the six months ended May 31, 2025 and 2024, we have generated total revenue of $240,000 and $25,145, respectively. The increase in revenue for the six months ended May 31, 2025 compared to the six months ended May 31, 2024 was primarily due to the increase in revenue from subscription sales and overall growth in the Company's operating activities.

Operating Expenses

Total operating expenses for the six months ended May 31, 2025 were $91,894 compared to $215,687 for the six months ended May 31, 2024. Our operating expenses consisted of general and administrative costs of $1,663 (May 31, 2024 - $26,822), director fee of $nil (May 31, 2024 - $46,000), professional fees of $932 (May 31, 2024 - $30,378), server expense of $62,958 (May 31, 2024 - $89,796) and amortization of $26,341 (May 31, 2024 - $22,691). Expenses decreased in the six months ended May 31, 2025 primarily due to the decreased in general and administrative expenses, director’s fees and professional fees.

Net profit and Loss

The net profit for the six months ended May 31, 2025, was $45,106, compared to the net loss of $190,542 for the six months ended May 31, 2024, primarily due to the increased in revenue and decreased in operating expenses.

Liquidity and Capital Resources

As of May 31, 2025, our total assets were $370,704 and comprised of cash of $134,669, accounts receivable of $65,000, director C/A of $92,853 and capitalized software costs of $78,182. Our total liabilities were $649,707 and comprised of advances from our director loan of $449,338, amount due to director of $50,932, deferred revenue of $20,000 and accounts payable and accrued expenses of $129,437.

As of November 30, 2024, our total assets were $178,708, which comprised of cash of $1,069, director C/A of $74,128 and capitalized software costs of $104,523. Our total liabilities were $502,817, which comprised of advances from our director of $499,338, and accounts payable and accrued expenses of $3,479.

Stockholders’ deficit has decreased from $324,109 as of November 30, 2024 to $279,003 as of May 31, 2025.

The Company has accumulated a deficit of $452,633 as of May 31, 2025, compared to $497,739 as of November 30, 2024. Although the Company began to generate profits in the six months period ended May 31, 2025, it continues to carry an accumulated deficit, and additional losses may occur as it advances its business development.

During the six months ended May 31, 2025, the Company provided $152,405 of cash in operating activities due to its net profit of $45,106, increase in amortization expense of $3,650, decrease in accounts receivable of $65,000, increase in account payable of $125,958 and increase in deferred revenue of $20,000.

Net cash flows provided by investing activities for the six months ended May 31, 2025, were $nil.

Net cash flows used in financing activities for the six months ended May 31, 2025, were $17,793 due to repayments of the related party loan.

Off-Balance Sheet Arrangements

As of May 31, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of May 31, 2025, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the period ending May 31, 2025, there were no pending or threatened legal actions against us.

Item 1A.	Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

During the quarter ended May 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

ANKAM, INC.

Date: July 21, 2025	By:	/s/ Wen Lung, WANG
Name: Wen Lung, WANG Title: President, Secretary, Treasurer, Director, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

