Form 10-Q
period 2025-08-31
Ankam, Inc.
filed 2025-10-15
CIK 1781629

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2025

or

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,558,063 common shares issued and outstanding as of August 31, 2025.

ANKAM, INC.

FORM 10-Q

Quarterly Period Ended August 31, 2025

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

ANKAM, INC.

CONSOLIDATED BALANCE SHEETS

	August 31, 2025	November 30, 2024

ASSETS
CURRENT ASSETS:
Cash	$23,767	$57
Accounts receivable	55,000	–
Prepaid expenses	42,000	–
Right-of-use asset, net	–	–
Director C/A	94,853	74,128
Total current assets	215,620	74,185

Capitalized software costs, net	65,012	104,523

TOTAL ASSETS	$280,632	$178,708

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$99,916	$3,479
Deferred revenue	20,000	–
Related party loan	449,338	–
Amount due to director	50,932	499,338
Lease liability	–	–
Total current liabilities	620,186	502,817

Total liabilities	620,186	502,817

Commitments and contingencies (Note 8)	–	–

STOCKHOLDERS’ DEFICIT:
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,558,063 shares issued and outstanding	4,558	4,558
Additional paid in capital	169,072	169,072
Accumulated deficit	(513,184)	(497,739)

Total stockholders’ deficit	(339,554)	(324,109)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$280,632	$178,708

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANKAM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For three months ended August 31, 2025	For three months ended August 31, 2024	For nine months ended August 31, 2025	For nine months ended August 31, 2024

REVENUE	$–	$8,697	$240,000	$33,842
Cost	4,900	–	107,900	–
Gross Profit	(4,900)	8,697	132,100	33,842

EXPENSES:
General and administrative expenses	71	63	1,733	26,884
Director fee	–	16,000	–	62,000
Professional fees	10,971	4,942	11,903	35,320
Server expense	31,479	44,925	94,437	134,721
Amortization	13,170	13,170	39,511	35,861
Total expenses	55,691	79,098	147,584	294,785

LOSS FROM OPERATIONS	(60,591)	(70,403)	(15,484)	(260,944)

OTHER INCOME (EXPENSES):
Interest Income	–	–	–	–
Debt Forgiveness	31	154,308	31	154,308
Exchange Gain or Loss	8	–	8	–
Total Other Income	39	154,308	39	154,308

Income (Loss) before income taxes	(60,551)	83,905	(15,445)	(106,636)

Provision for income taxes	–	–	–	–

NET INCOME (LOSS)	$(60,551)	$83,905	$(15,445)	$(106,636)

Net loss per common share - basic	$(0.01)	$(0.01)	$(0.003)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	4,558,063	4,558,063	4,558,063	4,558,063

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANKAM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of November 30, 2023	4,327,996	$4,328	$31,262	$(360,893)	$(325,303)
Net loss	–	–	–	(118,713)	(118,713)
Balance as of February 29, 2024	4,327,996	4,328	31,262	(479,606)	(444,016)
Net loss	–	–	–	(71,828)	(71,828)
Balance as of May 31, 2024	4,327,996	4,328	31,262	(551,434)	(515,844)
Addition Paid in Capital	230,067	230	137,810	–	138,040
Net profit	–	–	–	83,905	83,905
Balance as of August 31, 2024	4,558,063	$4,558	$169,072	$(467,529)	$(293,899)

Balance as of November 30, 2023	4,558,063	$4,558	$169,072	$(497,739)	$(324,109)
Net loss	–	–	–	(10,581)	(10,581)
Balance as of February 29, 2024	4,558,063	4,558	169,072	(508,320)	(334,690)
Net loss	–	–	–	55,687	55,687
Balance as of May 31, 2024	4,558,063	4,558	169,072	(452,633)	(279,003)
Net profit	–	–	–	(60,551)	(60,551)
Balance as of August 31, 2024	4,558,063	$4,558	$169,072	$(513,184)	$(339,554)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANKAM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	August 31, 2025	August 31, 2024
Cash Flows from Operating Activities:
Net loss	$(15,445)	$(106,636)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization expense	39,511	35,861
Changes in operating assets and liabilities:
Accounts receivable	(55,000)	21,390
Prepaid expenses	(42,000)	(14,153)
Right-of-use asset/liability, net	–	38,084
Accounts payable and accrued expenses	96,437	(82,000)
Deferred revenue	20,000	7,300
Lease Liability	–	(44,900)
Net cash used in operating activities	43,503	(145,054)

Cash Flow from Investing Activities:
Capitalized Software Costs	–	(131,399)
Net cash provided by (used in) investing activities	–	(131,399)

Cash Flows from Financing Activities:
Related party activity, net	(19,793)	157,312
Additional paid in common stock	–	230
Additional paid in capital	–	137,810
Net cash provided by financing activities	(19,793)	295,352

NET CHANGE IN CASH	23,710	18,899
CASH AT BEGINNING OF THE PERIOD	57	286

CASH AT THE END OF THE PERIOD	$23,767	$19,185
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of August 31, 2025

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

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the nine months ended August 31, 2025 and 2024.

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

As of August 31, 2025 and November 30, 2024, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. There were no dilutive securities as of August 31, 2025 and 2024.

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. As a development-stage company, the Company had limited revenues and incurred losses as of as of August 31, 2025. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time.

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

NOTE 4 – CAPITALIZED SOFTWARE COSTS

	Useful Life	As of August 31, 2025	As of November 30, 2024
API development	3 years	$58,920	$58,920
MoneySaver App	3 years	26,645	26,645
Website development	3 years	72,480	72,480
Total capitalized software		158,045	158,045
Accumulated amortization		(93,033)	(53,522)
Balance		$65,012	$104,523

During the three months ended August 31, 2024 and 2023, the amortization expense was $13,170 and $6,978, respectively. During the nine months ended August 31, 2024 and 2023, the amortization expense was $35,861 and $20,933, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company owed its sole director $500,270 and $499,338 as of August 31, 2025 and November 30, 2024, respectively, for unpaid operating advances. This loan is unsecured, non-interest bearing and due on demand.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with Financial Accounting Standards Board (“FASB”) ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of August 31, 2025, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

NOTE 7 – INCOME TAXES

The components of the Company’s provision for federal income tax for the nine months ended August 31, 2024 and the year ended November 30, 2023 consists of the following:

	August 31, 2025	November 30, 2024
Federal income tax benefit attributable to:
Current operations	$513,184	$497,739
Less: valuation allowance	(513,184)	(497,739)
Net provision for federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	August 31, 2025	November 30, 2024
Deferred tax asset attributable to:
Net operating loss carryover	$107,769	$104,525
Less: valuation allowance	(107,769)	(104,525)
Net deferred tax asset	$–	$–

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $ 513,184 as of August 31, 2025, for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to August 31, 2025, through the date when financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

Three months ended August 31, 2025 compared to August 31, 2024

Revenues

During the three months ended August 31, 2025 and 2024, we have generated total revenue of $0 and $8,697, respectively.The decrease in revenue for the quarter ended August 31, 2025 relative to the quarter ended August 31, 2024 resulted from the overall slowdown or contraction in the Company's operating activities.

Operating Expenses

Total operating expenses for the three months ended August 31, 2023 were $55,691 compared to $79,098 for the three months ended August 31, 2024. Our operating expenses consisted of general and administrative costs of $71(August 31, 2024 - $63 ), director fee of $0 (August 31, 2024 - $16,000), professional fees of $10,971 (August 31, 2024 - $4,942), server expense of $31,479 (August 31, 2024 - $44,925) and amortization of $13,170 (August 31, 2024 - $13,170 ). Expenses decreased in the three months ended August 31, 2025 primarily due to lower Director fees and Server expenses.

Other Income

During the three months ended August 31, 2025 and 2024, we have generated Interest Income of $31 and $0, Debt Forgiveness of $0 and $154,308, and Exchange Gain or Loss of $8 and $0, respectively.As of August 8, 2024, the Company entered into a debt forgiveness agreement with its former director, Bakur Kalichava, for an amount of $132,000. This debt pertains to unpaid payroll from October 1, 2022, to July 31, 2024. On the same date, the Company also signed a debt forgiveness agreement with its former independent director, Maksym Hordieiev, who previously served as an authorized manager of Apex Intelligence LLC, a subsidiary of the Company. Maksym Hordieiev agreed to forgive a debt of $14,000 owed to him by the Company, which represents unpaid payroll obligations incurred from January 3, 2024, to July 31, 2024.

Net Profits/ (Losses)

The net profit for the three months ended August 31, 2025, was $60,552, compared to net loss $83,905 for the three months ended August 31, 2023, due to the factors discussed above.

Nine months ended August 31, 2025 compared to August 31, 2024

Revenues

During the nine months ended August 31, 2024 and 2023, we have generated total revenue of$240,000 and $33,842 , respectively. The increase in revenue for the nine months ended August 31, 2025 compared to the nine months ended August 31, 2024 was due to overall growth in the Company's operating activities.

Operating Expenses

Total operating expenses for the nine months ended August 31, 2025 were $147,584 compared to $294,785 for the nine months ended August 31, 2024. Our operating expenses consisted of general and administrative costs of $1,733 (August 31, 2023 - $26,884 ), director fee of $0 (August 31, 2024 - $62,000), professional fees of $11,903 (August 31, 2024 - $35,320), server expense of $94,437 (August 31, 2024 - $134,721) and amortization of $39,511(August 31, 2024 - $35,861). The decrease in expenses for the nine months ended August 31, 2025 relative to the nine months ended August 31, 2024 resulted from the overall slowdown or contraction in the Company's operating activities.

Net Losses

The net loss for the nine months ended August 31, 2025, was $15,445, compared to $106,636 for the nine months ended August 31, 2024, due to the factors discussed above.

Liquidity and Capital Resources

As of August 31, 2025, our total assets were $280,632 and comprised of cash of $ 23,767, Accounts receivable of $ 55,000,prepaid expenses of $ 42,000,Director C/A of $ 94,853 and capitalized software costs of $ 65,012. Our total liabilities were $ 620,186 and related party loan from our director of $449,338, amount due to director of $ 50,932 , deferred revenue of $20,000, and accounts payable and accrued expenses of $ 99,916 .

As of November 30, 2024, our total assets were $178,708, which comprised of cash of $57, director C/A of $74,128 and capitalized software costs of $104,523. Our total liabilities were $502,817, which comprised of advances from our director of $499,338, and accounts payable and accrued expenses of $3,479.

Stockholders’ deficit has increased from $324,109 as of November 30, 2024to $339,554 as of August 31, 2025.

The Company has accumulated a deficit of $513,184 as of August 31, 2025, compared to $497,739 as of November 30, 2024, and further losses are anticipated in the development of its business.

During the nine months ended August 31, 2025, the Company generated $43,503 of cash from operating activities due to its net loss of $15,445, increase in amortization expense of $39,511, increase in accounts receivable of $55,000, increase in prepaid expenses of $42,000, increase in accounts payable and accrued expenses of $96,437, and increase in deferred revenue of $2,000.

Net cash inflows provided by financing activities for the nine months ended August 31, 2025, were $19,793 due to a decrease in proceeds from the related party loan.

Off-Balance Sheet Arrangements

As of August 31, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of August 31, 2025, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the period ending August 31, 2025, there were no pending or threatened legal actions against us.

Item 1A.	Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

During the quarter ended August 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

ANKAM, INC.

Date: October 15, 2025	By:	/s/ Wang Wen Lung
Name: Wang Wen Lung Title: President, Secretary, Treasurer, Director, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

