Form 10-K
period 2025-11-30
Ankam, Inc.
filed 2026-03-17
CIK 1781629

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended November 30, 2025

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

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	ANKM	N/A

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

The aggregate market value of the shares Ankam Inc. common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, May 31, 2025, was $0.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,558,063 common shares issued and outstanding as of February 12, 2026.

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

Employees

The Company's current Board Members include Wen Lung, WANG (Director, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary), as well as three directors appointed in February 2026: Mr. Lau Pak Kin Patric (Non-Executive Director), Mr. Wang Sheng Horng (Executive Director), and Ms. Huang Yu Liang (Executive Director). Please refer to Item 11 for details regarding executive compensation.

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

Item 1C. Cybersecurity.

In 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced undetected cybersecurity incidents.

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

Number of Holders

As of November 30, 2025, the 4,558,063 issued and outstanding shares of common stock were held by a total of 55 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended November 30, 2025 and 2024.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Debt Forgiveness and Issuance of Equity

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

RESULTS OF OPERATIONS

Years ended November 30, 2025 compared to November 30, 2024

Revenues

During the years ended November 30, 2025 and 2024, we have generated total revenue of $325,000 and $104,450, respectively. For the year ended November 30, 2025, the revenue was received from the sale of Company’s subscriptions.

In 2025, the subsidiary Mei Sheng Corporation Limited started the business and focused on expanding market share,in Asia Pacific which caused an increase in revenue for the year ended November 30, 2025 compared to the year ended November 30, 2024.

Operating Expenses

Total operating expenses for the years ended November 30, 2025 were $242,292 compared to $395,604 for the year ended November 30, 2024. Our operating expenses consisted of general and administrative costs of $1,791 (November 30, 2024 - $1,115), director fee of $0 (November 30, 2024 - $62,000), professional fees of $61,903 (November 30, 2024 - $84,448), server expense of $125,916 (November 30, 2024 - $172,367),software development expense of $0 (November 30, 2024 – $26,640) and amortization of $52,682 (November 30, 2024 - $49,034). Expenses decreased in the year ended November 30, 2025 primarily due to the reduction in director fees,server expenses, professional fees and software development expense.

Other Income (Expenses)

The total income for the years ended November 30, 2025 and 2024 was $40 and $154,308, respectively. In 2025, other income consisted of interest income of $31 and exchange gain of $9. In 2024, other income consisted entirely of a gain on debt forgiveness of $154,308.

Net Losses

The net loss for the year ended November 30, 2025, was $67,152 compared to $136,846 for the year ended November 30, 2024, due to the factors discussed above.

Liquidity and Capital Resources

As of November 30, 2025, our total assets were $183,552, which comprised cash of $131,710, and capitalized software costs, net of $51,842. Our total liabilities were $574,813, which comprised accounts payable and accrued expenses of $127,395 and amount due to director of $447,418.

As of November 30, 2024, our total assets were $178,708, which comprised cash of $57, amount due from director of $74,128 and capitalized software costs, net of $104,523. Our total liabilities were $502,817, which comprised accounts payable and accrued expenses of $3,479 and amount due to director of $499,338.

Stockholders’ deficit increased from $324,109 as of November 30, 2024 to $391,261 as of November 30, 2025, which was mainly due to the net loss of $67,152 incurred during the current period.

The Company had an accumulated deficit of $564,891 as of November 30, 2025, compared to $497,739 as of November 30, 2024, and further losses are anticipated in the development of its business.

During the year ended November 30, 2025, the Company provided $109,446 of cash in operating activities. This was primarily due to the net loss of $67,152, which was adjusted by non-cash amortization expense of $52,682, and a significant increase in accounts payable and accrued expenses of $123,916.

Net cash flows provided by (used in) investing activities for the year ended November 30, 2025 were $0, as there were no proceeds from the sale of assets or other investing activities.

Net cash flows provided by (used in) financing activities for the year ended November 30, 2025, were $22,207, which were due to net related party activity.

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

Off-Balance Sheet Arrangements

As of November 30, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

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

NOVEMBER 30, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

Ankam Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ankam Inc. (the "Company") as of November 30, 2025 and 2024, the related statements of operations, changes in stockholders' deficit, for each of the two years in the period ended November 30, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended November 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $564,891 and a net loss from operations amounting to $67,152 for the period ended November 30, 2025. These factors as discussed in Note 3 of the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Newhall, California

March 13, 2026

ANKAM, INC.

CONSOLIDATED BALANCE SHEETS

	November 30, 2025	November 30, 2024

ASSETS

CURRENT ASSETS:
Cash	$131,710	$57
Director C/A	–	74,128
Total current assets	131,710	74,185

Capitalized software costs, net	51,842	104,523

TOTAL ASSETS	$183,552	$178,708

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$127,395	$3,479
Amount due to director	447,418	499,338
Total current liabilities	574,813	502,817

Total liabilities	574,813	502,817

Commitments and contingencies (Note 7)

STOCKHOLDERS’ DEFICIT:
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,558,063 shares issued and outstanding	4,558	4,558
Additional paid in capital	169,072	169,072
Accumulated deficit	(564,891)	(497,739)

Total stockholders’ deficit	(391,261)	(324,109)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$183,552	$178,708

The accompanying notes are an integral part of these consolidated financial statements.

ANKAM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For year ended November 30, 2025	For year ended November 30, 2024

REVENUE	$325,000	$104,450
Cost	149,900	–
Gross Profit	175,100	104,450

EXPENSES:
General and administrative expenses	1,791	1,115
Director fee	–	62,000
Professional fees	61,903	84,448
Software Development Expenses	–	26,640
Server expense	125,916	172,367
Amortization	52,682	49,034
Total expenses	242,292	395,604

LOSS FROM OPERATIONS	(67,192)	(291,154)

OTHER INCOME (EXPENSES):
Interest Income	31	–
Exchange Gain or Loss	9	–
Gain on debt forgiveness	–	154,308
Total Other Income (Expenses)	40	154,308

Loss before income taxes	(67,152)	(136,846)

Provision for income taxes	–	–

NET LOSS	$(67,152)	$(136,846)

Net loss per common share - basic	$(0.01)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	4,558,063	4,558,063

The accompanying notes are an integral part of these consolidated financial statements.

ANKAM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance as of November 30, 2023	4,327,996	$4,328	$31,262	$(360,893)	$(325,303)

Additional Paid-in Capital	230,067	230	137,810	–	138,040
Net loss	–	–	–	(136,846)	(136,846)

Balance as of November 30, 2024	4,558,063	$4,558	$169,072	$(497,739)	$(324,109)

Net loss	–	–	–	(67,152)	(67,152)

Balance as of November 30, 2025	4,558,063	$4,558	$169,072	$(564,891)	$(391,261)

The accompanying notes are an integral part of these consolidated financial statements.

ANKAM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For year ended November 30, 2025	For year ended November 30, 2024

Cash Flows from Operating Activities:
Net loss	$(67,152)	$(136,846)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization expense	52,682	49,034
Changes in operating assets and liabilities:
Accounts receivable	–	21,390
Prepaid expenses	–	15,847
Related party activity, net	–	(24,128)
Right-of-use asset/liability, net	–	10,383
Accounts payable and accrued expenses	123,916	(80,521)
Deferred revenue	–	(12,700)
Net cash provided by(used in) operating activities	109,446	(157,541)

Cash Flow from Investing Activities:
Proceeds from sale of asset	–	–
Net cash provided by (used in) investing activities	–	–

Cash Flows from Financing Activities:
Related party activity, net	22,207	157,312
Net cash provided by financing activities	22,207	157,312

NET CHANGE IN CASH	131,653	(229)

CASH AT BEGINNING OF THE PERIOD	57	286

CASH AT THE END OF THE PERIOD	$131,710	$57

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITY:
Operating lease liability and right of use asset	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2025 AND 2024

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

NOVEMBER 30, 2025 AND 2024

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the years ended November 30, 2025 and 2024.

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

NOVEMBER 30, 2025 AND 2024

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

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2025 AND 2024

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. There were no dilutive securities as of November 30, 2025 and 2024.

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

NOVEMBER 30, 2025 AND 2024

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe any of these pronouncements will have a material impact on the Company.

ASU 2023-09 Income Taxes (Topic 740)

In December 2023, the FASB issued ASU 2023-09, which mandates enhanced income tax disclosures, including a disaggregated tax rate reconciliation and more detailed information on taxes paid. The Company will adopt the standard for its fiscal year beginning December 1, 2025, and expects no material impact on its results of operations.

ASU 2023-07 Segment Reporting (Topic 280)

In November 2023, the Financial Accounting Standards Board issued ASU 202307, Segment Reporting (Topic 280), which expands segment disclosure requirements, including for entities with a single reportable segment.

The Company operates as a single reportable segment and does not expect a material impact from adoption of this standard.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. As a development-stage company, the Company had limited revenues and incurred losses as of November 30, 2025. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs beyond the next 12 months.

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

NOTE 4 – AMOUNT DUE FROM DIRECTOR

Amount due from director balance was $0 as at November 30, 2025, consisted of the revenue of subsidiary Mei Sheng corporation, and the director collected the transaction amount on behalf of the company.

	November 30, 2025	November 30, 2024
Amount due from director:
Wen Lung, WANG	$–	$74,128

Total	$–	$74,128

NOTE 5 – CAPITALIZED SOFTWARE

	Useful Life	As of November 30, 2025	As of November 30, 2024
MoneySaver Project	3 years	26,645	26,645
API Development	3 years	58,920	58,920
Website Development	3 years	72,480	72,480
Total capitalized software		158,045	158,045
Accumulated amortization		(106,203)	(53,522)
Balance		$51,842	$104,523

During the years ended November 30, 2025 and 2024, the Company recognized amortization expense in the amount of $52,682 and $49,034, respectively.

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2025 AND 2024

NOTE 6 – AMOUNT DUE TO DIRECTOR

The Company owed its director Wen Lung, Wang $447,418 and $499,338 as of November 30, 2025 and 2024, respectively, for unpaid operating advances. This payable is unsecured, non-interest bearing and due on demand.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with Financial Accounting Standards Board (“FASB”) ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of November 30, 2025, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

NOTE 8 – INCOME TAXES

The components of the Company’s provision for federal income tax for the years ended November 30, 2025 and 2024 consists of the following:

	November 30, 2025	November 30, 2024
Federal income tax benefit attributable to:
Current operations	$564,891	$497,739
Less: valuation allowance	(564,891)	(497,739)
Net provision for federal income taxes	$–	$–

For the fiscal year ended November 30, 2025, taxable income/loss and accrued income taxes by jurisdiction are as follows:

Jurisdiction	Taxable Income/Loss (USD)	Accrued Income Taxes (USD)
Hong Kong (Mei Sheng Corporation Limited)	$206,563	$17,041
United States (Ankam LLC, Apex Intelligence LLC, Ankam, Inc.)	$(771,454)	$–
Total	$(564,891)	$17,041

Note: The Hong Kong profits tax for Mei Sheng Corporation Limited is calculated at 8.25% on the first HKD 2,000,000 (equivalent to approximately USD 257,353) of taxable income, resulting in an accrued tax amount of $17,041. As the company’s financial year-end in Hong Kong is March 31, this tax amount has not yet been settled as of the end of the reporting period (November 30, 2025). The company’s taxable income of $206,563 does not exceed HKD 2,000,000, so no additional tax is required. The three U.S. entities generated a combined net operating loss of $771,454, paid no income taxes, and recorded a full valuation allowance.

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2025 AND 2024

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	November 30, 2024	November 30, 2023
Deferred tax asset attributable to:
Net operating loss carryover	$118,627	$104,525
Less: valuation allowance	(118,627)	(104,525)
Net deferred tax asset	$–	$–

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $564,891 as of November 30, 2025, for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to November 30, 2025, through the date when financial statements were issued, and has determined that the following material subsequent events to disclose in these consolidated financial statements:

NOTE 10 – SEGMENT INFORMATION

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The Company adopted this standard for the fiscal year ended November 30, 2025. The adoption impacted only the Company's financial statement disclosures and did not affect its financial position, results of operations, or cash flows.

The Company's Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer, Wen Lung, Wang. The CODM is responsible for assessing performance, making strategic decisions, and allocating resources for the Company as a whole. The Company operates and manages its business as one operating segment, which is the development and operation of mobile applications. This determination is based on how the CODM reviews the business, allocates resources, and assesses financial performance using consolidated financial information.

The measure of segment profit or loss reviewed by the CODM is consolidated net loss, as reported on the Consolidated Statements of Operations. The significant expense categories regularly provided to the CODM and included in segment loss are those presented on the face of the Consolidated Statements of Operations: general and administrative, director fees, professional fees, software development expenses, server expenses, and amortization. Other segment items, such as other income (expense), are also regularly reviewed by the CODM.

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2025 AND 2024

Segment Revenue

The CODM uses consolidated revenue as the key measure to evaluate segment revenue performance. For the fiscal year, total segment revenue was entirely generated by Mei Sheng from software product marketing and sales agency services. The Parent, Ankam LLC, and Apex Intelligence LLC had no operating revenue.

Entity Name	Revenue (USD)	% of Total Consolidated Revenue
Mei Sheng Corporation Limited	$325,000	$100%
Ankam LLC	–	0%
Apex Intelligence LLC	–	0%
Ankam, Inc. (Parent)	–	0%
Consolidated Total	$325,000	$100%

Note: Total consolidated revenue of $325,000 was entirely generated by Mei Sheng in Hong Kong, Taiwan, and surrounding Asian markets, from software product marketing and sales agency services.

Segment Profit (Loss)

The CODM uses segment operating profit (loss) as the key measure to evaluate segment profitability.

Entity Name	Profit (Loss) (USD)	% of Consolidated Total Profit (Loss)
Mei Sheng Corporation Limited	$132,435	$-200%
Ankam LLC	(8,882)	13%
Apex Intelligence LLC	(43,800)	65%
Ankam, Inc. (Parent)	(146,905)	222%
Consolidated Total	$(67,152)	$100%

For the fiscal year, consolidated segment operating loss was $(67,152). Only Mei Sheng generated operating profit. The Parent, Ankam LLC, and Apex Intelligence LLC had no revenue and incurred only operating expenses, resulting in net losses. Their operating expenses are included in consolidated expenses and do not affect the profit measurement of the single reportable segment.

Products and Services

For the fiscal year, all revenue was derived from software product marketing and sales agency services provided by Mei Sheng.

Geographic Information

All revenue was generated by Mei Sheng, which is based in Hong Kong, China.

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2025 AND 2024

Major Customers

Revenue from significant customers is as follows:

Customer Name	Amount (USD)	% of Total Revenue
M&D Innovation Technology Limited	$150,000	$46%
Liushi International Co., Limited	100,000	31%
Consummation International Business CO., LTD.	75,000	23%
Consolidated Total	$325,000	$100%

Segment Assets

Segment assets by entity are as follows:

Entity Name	Amount (USD)	% of Consolidated Total Assets
Mei Sheng Corporation Limited	$131,710	$72%
Apex Intelligence LLC.	47,450	26%
Ankam LLC.	4,392	2%
Ankam, Inc.	–	0%
Consolidated Total	$183,552	$100%

NOTE 11 – MATERIAL NONPUBLIC INFORMATION

Pursuant to Item 402(x) (Item 11) of Regulation S-K, the Company is required to disclose policies and practices regarding the timing of option awards in relation to the disclosure of material nonpublic information, tabular information on option awards granted to named executive officers within the specified period, and tag such disclosures in XBRL.

For the fiscal year ended November 30, 2025, the Company had no relevant events or transactions that require disclosure under this Item. Specifically, no options were granted to named executive officers during the period starting four business days before and ending one business day after the filing of the Company’s Form 10-Q, Form 10-K, or any current report on Form 8-K (other than a Form 8-K used to disclose the grant of a new material option award under Item 5.02(e) of Form 8-K) that discloses material nonpublic information. In addition, the Company had no policies, practices, or actions related to the timing of option awards in connection with the disclosure of material nonpublic information to report.

Accordingly, no narrative or tabular disclosures are required under Item 402(x) (Item 11) for the fiscal year ended November 30, 2025, and no XBRL tagging is necessary for such disclosures.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A(T). Controls and Procedures.

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer at the time, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2025, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2025, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	The Company does not have an adequate internal control structure or adequate oversight over financial reporting – The Company has only one member of management whom is also the Company’s sole director, therefore the Company lacks adequate segregation of duties. Further, the Company currently has no Audit Committee. While not being legally obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities. Lastly, due to the minimal operations and small size of the Company we have not employed individuals that have the necessary accounting knowledge and expertise to ensure accurate financial reporting under US GAAP.

2.	The Company lacks appropriate information technology controls – As of November 30, 2025, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2025, based on criteria established in Internal Control- Integrated Framework issued by COSO in 2013.

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

-On November 30, 2025, under the supervision and with the participation of our management at the time, an evaluation was conducted of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the annual period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

During the year ended November 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS

The name, age and titles of our executive officer and director is as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Wen Lung, WANG	61	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

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

DIRECTOR INDEPENDENCE

The Board of Directors has determined that there are no "independent" directors as such term is defined in Section 5605(a)(2) of the Nasdaq listing rules, and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934. The preceding disclosure respecting director independence is required under applicable SEC rules. The Board of Directors has determined that the Company does not have an "audit committee financial expert" serving on its board as that term is defined in Regulation S-K promulgated under the Securities Exchange Act of 1934. The Board of Directors has determined that each director is able to read and understand fundamental financial statements.

BOARD AND COMMITTEE MATTERS

The Company does not have a standing nominating committee, compensation committee or audit committee. Instead, the sole member of the Board of Directors assumes the responsibility of identifying potential director-nominees to serve on the Board of Directors and performing the functions of an audit committee. The Board believes the engagement of directors in these functions is important at this time in the Company’s development in light of the Company’s recent activities.

COMMUNICATIONS WITH THE SOLE DIRECTOR

Our sole director has provided the following process for shareholders and interested parties to send communications to our board and/or individual directors. All communications should be addressed to Ankam, Inc., 5348 Vegas Drive, Las Vegas, Nevada, 89108. Communications to individual directors may also be made at our company’s address.

Item 11. Executive Compensation.

MANAGEMENT COMPENSATION

The following table sets forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the fiscal years ended November 30, 2025 and November 30, 2024:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Wen Lung, WANG	2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President, Secretary and Treasurer	2024	-62,000-	-0-	-0-	-0-	-0-	-0-	-62,000-

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

(**) Percent of class is calculated on the basis of the number of fully diluted shares outstanding on November 30, 2025 (4,558,063).

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company’s amount due to Wen Lung, WANG, was $447,418 as of November 30, 2025.

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by our independent auditors (Accell Audit & Compliance, P.A.) for professional services rendered related to the fiscal years ended November 30, 2025 and 2024:

	2025	2024
Audit Fees	$20,000	$35,500
Audit Related Fees	–	–
Tax Fees	–	–
All Other Fees	41,903	–
Total	$61,903	$35,500

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

PART IV

Item 15. Exhibits.

`

Exhibit No.	Description
19	ANKAM, Inc. Insider Trading Policy
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Item 16. Form 10-K Summary.

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANKAM, INC.

Date: March 17, 2026	By:	Wen Lung, WANG
Name: Wen Lung, WANG Title: President, Secretary, Treasurer, Director, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

