Form 10-Q
period 2026-02-28
Ankam, Inc.
filed 2026-04-30
CIK 1781629

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2026

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,558,063 common shares issued and outstanding as of April 23, 2026.

ANKAM, INC.

FORM 10-Q

Quarterly Period Ended February 28, 2026

PART I – FINANCIAL INFORMATION

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

ANKAM, INC.

CONSOLIDATED BALANCE SHEETS

	February 28, 2026	November 30, 2025

ASSETS
CURRENT ASSETS:
Cash	$1,794	$131,710

Total current assets	1,794	131,710

Capitalized software costs, net	38,671	51,842

TOTAL ASSETS	$40,465	$183,552

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$158,874	$127,395
Amount due to director	475,970	447,418
Total current liabilities	634,844	574,813

Total liabilities	634,844	574,813

Commitments and contingencies (Note 8)

STOCKHOLDERS’ DEFICIT:
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,558,063 shares issued and outstanding	4,558	4,558
Additional paid in capital	169,072	169,072
Accumulated deficit	(768,009)	(564,891)

Total stockholders’ deficit	(594,379)	(391,261)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$40,465	$183,552

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANKAM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For three months ended February 28, 2026	For three months ended February 28, 2025

REVENUE	$–	$75,000
Cost	–	40,000
Gross Profit	–	35,000

EXPENSES:
General and administrative expenses	–	–
Director fee	8,571	–
Professional fees	150,000	932
Server expense	31,479	31,479
Amortization	13,170	13,170
Total expenses	203,220	45,581

LOSS FROM OPERATIONS	(203,220)	(10,581)

OTHER INCOME (EXPENSES):
Interest Income	105	–
Exchange Gain or Loss	(3)	–
Total Other Income (Expenses)	102	–

Loss before income taxes	(203,118)	(10,581)

Provision for income taxes	–	–

NET LOSS	$(203,118)	$(10,581)

Net loss per common share - basic	$(0.0446)	$(0.0023)

Weighted average number of common shares outstanding - basic and diluted	4,558,063	4,558,063

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANKAM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of November 30, 2024	4,558,063	$4,558	$169,072	$(497,739)	$(324,109)

Net loss	–	–	–	(10,581)	(10,581)

Balance as of February 28, 2025	4,558,063	$4,558	$169,072	$(508,320)	$(334,690)

Balance as of November 30, 2025	4,558,063	$4,558	$169,072	$(564,891)	$(391,261)

Net loss	–	–	–	(203,118)	(203,118)

Balance as of February 28, 2026	4,558,063	$4,558	$169,072	$(768,009)	$(594,379)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANKAM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For three months ended February 28, 2026	For three months ended February 28, 2025

Cash Flows from Operating Activities:
Net loss	$(203,118)	$(10,581)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization expense	13,170	13,170
Changes in operating assets and liabilities:
Accounts receivable	–	(75,000)
Related party activity, net	–	(20,000)
Accounts payable and accrued expenses	31,479	72,411
Deferred revenue	–	20,000
Net cash used in operating activities	(158,469)	–

Cash Flow from Investing Activities:
Assets Acquisition	–	–
Net cash provided by (used in) investing activities	–	–

Cash Flows from Financing Activities:
Related party activity, net	28,553	–
Net cash provided by financing activities	28,553	–

NET CHANGE IN CASH	(129,916)	–

CASH AT BEGINNING OF THE PERIOD	131,710	57

CASH AT THE END OF THE PERIOD	$1,794	$57

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITY:
Operating lease liability and right of use asset	$–	$–

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2026

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

As of February 28, 2026

(Unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes filed with the Securities and Exchange Commission (the “SEC”) for the year ended November 30, 2025.

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three months ended February 28, 2026 and February 28, 2025.

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

As of February 28, 2026

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable, and current economic conditions.

As of February 28, 2026 and November 30, 2025, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

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

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2026

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. There were no dilutive securities as of February 28, 2026 and February 28, 2025.

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

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2026

(Unaudited)

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. As a development-stage company, the Company had limited revenues and incurred losses as of as of February 28, 2026. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time.

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

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2026

(Unaudited)

NOTE 4 – CAPITALIZED SOFTWARE COSTS

	Useful Life	As of February 28, 2026	As of February 28, 2025
API development	3 years	$58,920	$58,920
MoneySaver App	3 years	26,645	26,645
Website development	3 years	72,480	72,480
Total capitalized software		158,045	158,045
Accumulated amortization		(119,374)	(66,692)
Balance		$38,671	$91,353

During the three months ended February 28, 2026 and February 28, 2025, the amortization expense was $13,170 and $13,170, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company owed its sole director $475,970 and $447,418 as of February 28, 2026 and November 30, 2025, respectively, for unpaid operating advances. This loan is unsecured, non-interest bearing and due on demand.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with Financial Accounting Standards Board (“FASB”) ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of February 28, 2026, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

NOTE 7 – INCOME TAXES

The components of the Company’s provision for federal income tax for the three months ended February 28, 2026 and the year ended November 30, 2025 consists of the following:

	February 28, 2026	November 30, 2025
Federal income tax benefit attributable to:
Current operations	$768,009	$564,891
Less: valuation allowance	(768,009)	(564,891)
Net provision for federal income taxes	$–	$–

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2026

(Unaudited)

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	February 28, 2026	November 30, 2025
Deferred tax asset attributable to:
Net operating loss carryover	$161,282	$118,627
Less: valuation allowance	(161,282)	(118,627)
Net deferred tax asset	$–	$–

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $768,009 as of February 28, 2026, for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

For the fiscal year ended February 28, 2026, taxable income/loss and accrued income taxes by jurisdiction are as follows:

	For the year ended February 28, 2026
Jurisdiction	Taxable Income/Loss (USD)	Accrued Income Taxes (USD)
Hong Kong (Mei Sheng Corporation Limited)	$16,616	$1,371
United States (Ankam LLC, Apex Intelligence LLC, Ankam, Inc.)	$(784,625)	$–
Total	$(768,009)	$1,371

Note: The Hong Kong profits tax for Mei Sheng Corporation Limited is calculated at 8.25% on the first HKD 2,000,000 (equivalent to approximately USD 257,353) of taxable income, resulting in an accrued tax amount of $1,371. As the company’s financial year-end in Hong Kong is March 31, this tax amount has not yet been settled as of the end of the reporting period (February 28, 2026). The company’s taxable income of $16,616 does not exceed HKD 2,000,000, so no additional tax is required. The three U.S. entities generated a combined net operating loss of $784,625, paid no income taxes, and recorded a full valuation allowance.

Reconciliation of Effective Income Tax Rate

Item	Domestic ($)	Foreign ($)	Total Amount ($)	% of Income (Loss) Before Income Taxes
Tax at U.S. federal statutory rate	-2,766	-39,889	-42,655	21.00%
Foreign tax rate differential	–	24,218	24,218	-11.92%
Effect of not recognizing deferred tax assets on tax losses	2,766	15,671	18,437	-9.08%
Effective income tax expense	–	–	–	–

Note: The reconciliation above presents the difference between the U.S. federal statutory income tax rate of 21% and the Company’s effective income tax rate for the three months ended February 28, 2026.

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2026

(Unaudited)

The United States (Domestic) column represents the tax positions of Ankam LLC, Apex Intelligence LLC, and Ankam, Inc. The Foreign (Hong Kong) column represents the tax position of Mei Sheng Corporation Limited, which is subject to Hong Kong profits tax at a statutory rate of 8.25% on the first HKD 2,000,000 of taxable income.

The foreign income tax rate differential reflects the impact of the lower Hong Kong statutory tax rate relative to the U.S. federal statutory rate. The valuation allowance relates to the full recognition of a valuation allowance against deferred tax assets for net operating losses of the U.S. entities, as management has determined that it is more likely than not that such deferred tax assets will not be realized in future periods.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to February 28, 2026, through the date when consolidated financial statements were issued, and has determined that the following material subsequent events to disclose in these consolidated financial statements:

NOTE 9 – SEGMENT INFORMATION

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The Company adopted this standard for the fiscal year ended November 30, 2025. The adoption impacted only the Company’s financial statement disclosures and did not affect its financial position, results of operations, or cash flows.

The Company operates as a single reportable operating segment. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer, Wen Lung, Wang. The CODM is responsible for assessing performance, making strategic decisions, and allocating resources for the Company as a whole. The Company manages its entire business as one integrated operating segment, focused on the development and operation of mobile applications. This single-segment structure is consistent with how the CODM reviews the business, allocates resources, and assesses financial performance exclusively on a consolidated basis, with no separate segment-level financial information used for decision-making.

As a single operating segment, the measure of segment profit or loss reviewed by the CODM is the Company’s consolidated net loss, as reported on the Consolidated Statements of Operations. This is the primary measure used by the CODM to assess the performance of the Company’s single reportable segment and make resource allocation decisions, as it aligns with U.S. Generally Accepted Accounting Principles (“US GAAP”) and reflects the integrated financial performance of the Company as a whole.

Pursuant to ASU 2023-07 for single operating segment entities, the significant expense categories regularly provided to the CODM and included in the measurement of consolidated net loss are those presented on the face of the Consolidated Statements of Operations, including Server Rental Expenses, Professional Fees, Amortization Expense, and Other Expense. In addition to these significant expense categories, other segment items that impact consolidated net loss, such as other income, are also regularly reviewed by the CODM to evaluate the overall financial performance of the Company’s single reportable segment.

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2026

(Unaudited)

Segment Expense

Entity Name	Expense (USD)	% of Total Consolidated Expense
Mei Sheng Corporation Limited	$190,050	93.52%
Apex Intelligence LLC	10,950	5.39%
Ankam LLC	2,220	1.09%
Consolidated Total	$203,220	100%

Segment Expense Categories

Expense Category	Expense (USD)	% of Total Consolidated Expense
Professional Fees	$150,000	73.81%
Server Rental Expenses	31,479	15.49%
Amortization Expense	13,170	6.48%
Director fee	8,571	4.22%
Consolidated Total	$203,220	100%

Segment Profit (Loss)

The CODM uses consolidated net loss as the key measure to evaluate segment profitability, consistent with the measurement basis described earlier.

Entity Name	Loss (USD)	% of Total Consolidated Loss
Mei Sheng Corporation Limited	$189,948	93.52%
Apex Intelligence LLC	10,950	5.39%
Ankam LLC	2,220	1.09%
Consolidated Total	$203,118	100%

For the fiscal year, consolidated segment net loss was $203,118. No revenue was generated during the quarter.

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of February 28, 2026

(Unaudited)

Segment Assets

Segment assets by entity are as follows:

Entity Name	Amount (USD)	% of Consolidated Total Assets
Apex Intelligence LLC	$36,500	90.20%
Ankam LLC	2,171	5.37%
Mei Sheng Corporation Limited	1,794	4.43%
Ankam, Inc	–	–
Consolidated Total	$40,465	100%

Long-lived assets are primarily located in the United States and Hong Kong SAR, China.

NOTE 10 – MATERIAL NONPUBLIC INFORMATION

Pursuant to Item 402(x) (Item 11) of Regulation S-K, the Company is required to disclose policies and practices regarding the timing of option awards in relation to the disclosure of material nonpublic information, tabular information on option awards granted to named executive officers within the specified period, and tag such disclosures in XBRL.

For the fiscal year ended February 28, 2026, the Company had no relevant events or transactions that require disclosure under this Item. Specifically, no options were granted to named executive officers during the period starting four business days before and ending one business day after the filing of the Company’s Form 10-Q, Form 10-K, or any current report on Form 8-K (other than a Form 8-K used to disclose the grant of a new material option award under Item 5.02(e) of Form 8-K) that discloses material nonpublic information. In addition, the Company had no policies, practices, or actions related to the timing of option awards in connection with the disclosure of material nonpublic information to report.

Accordingly, no narrative or tabular disclosures are required under Item 402(x) (Item 11) for the fiscal year ended February 28, 2026, and no XBRL tagging is necessary for such disclosures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

DESCRIPTION OF BUSINESS

Business Strategy

Ankam, Inc. (the “Company”) was incorporated in August 2018 under the laws of the State of Nevada. Ankam, Inc. operates as a technology company specializing in the development of two mobile applications.

The Company’s business lies in possessing and developing Expense Minder, a proprietary product designed to streamline and manage expense reporting for users. The Company conceptualizes and is constructing an application that facilitates a user’s expense management. Our focus extends to designing and developing a mobile application designed to streamline and automate the tracking, and submission of user’s expenses. The application will feature categorization of expenses, saving goals, bill reminders, and customizable categories.

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

Advertising

Ankam, Inc. envisions a future where strategic advertising initiatives play a significant role in establishing a robust market presence for its mobile applications, Expense Minder and MoneySaverApp, and its currency conversion service, Apex. As the Company proceeds to develop these products, the focus on targeted online and potential offline advertising channels will be integral to creating brand awareness and driving interest. This forward-looking advertising strategy aims to position Ankam, Inc.’s applications and currency conversion service effectively in the competitive landscape, paving the way for future user acquisition and sustained success. It is important to note that the implementation of these advertising initiatives will be contingent upon the availability of funds, and as more funds become available, the advertising budget will increase in a commensurate manner.

Employees

The Company’s Board Members include: Wen Lung, WANG, President, Secretary, Treasurer, Director, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer.

Compensatory Arrangement

In connection with his appointment, the Company entered into a Non-Executive Director Agreement with Mr. Lau Pak Kin Patric, and Executive Director Agreements with Mr. Wang Sheng Horng and Ms. Huang Yu Liang. The new directors will be entitled to receive compensation for their service on the Board of Directors consistent with the Company’s policies and all other applicable laws and rules. Under the director agreements, Mr. Lau Pak Kin Patric, Mr. Wang Sheng Horng, and Ms. Huang Yu Liang will each receive a cash fee of $5,000 per month for their board service.

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

RESULTS OF OPERATIONS

Three months ended February 28, 2026 compared to February 28, 2025

Revenues

During the three months ended February 28, 2026 and February 28, 2025, we have generated total revenue of $0 and $75,000, respectively.

Operating Expenses

Total operating expenses for the three months ended February 28, 2026 were $203,220 compared to $45,581 for the three months ended February 28, 2025. Our operating expenses consisted of general and administrative costs of nil (February 28, 2025 nil), director fee of 8,571 (February 28, 2025 nil), professional fees of $150,000 (February 28, 2025 - $932), server expense of $31,479 (February 28, 2025 - $31,479) and amortization of $13,170 (February 28, 2025 - $13,170). Expenses increased in the three months ended February 28, 2026 primarily due to professional fees included corporate advisory services with respect to corporate restructuring matters provided to Topx Consultancy Limited, as well as the annual audit fee and Edgar agent fee.

Net Losses

The net loss for the three months ended February 28, 2026, was $203,118, compared to $10,581 for the three months ended February 28, 2025, due to the factors discussed above.

Liquidity and Capital Resources

As of February 28, 2026, our total assets were $40,465 and comprised of cash of $1,794 and capitalized software costs of $38,671. Our total liabilities were $634,844 and comprised of advances from our director of $475,970 and accounts payable and accrued expenses of $158,874

As of November 30, 2025, our total assets were $183,552, which comprised of cash of $131,710, and capitalized software costs, net of $51,842. Our total liabilities were $574,813, which comprised of amount due to director of $447,418, and accounts payable and accrued expenses of $127,395.

Stockholders’ deficit has increased from $391,261 as of November 30, 2025 to $594,379 as of February 28, 2026.

The Company has accumulated a deficit of $768,009 as of February 28, 2026, compared to $564,891 as of November 30, 2025, and further losses are anticipated in the development of its business.

For the three months ended February 28, 2026, net cash used in operating activities was $158,469, net cash used in investing activities was $0, and net cash provided by financing activities was $28,553.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of February 28, 2026, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

During the period ending February 28, 2026, there were no pending or threatened legal actions against us.

Item 1A.	Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

During the quarter ended February 28, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

ANKAM, INC.

Date: April 30, 2026	By:	/s/ Wen Lung, WANG
Name: Wen Lung, WANG Title: President, Secretary, Treasurer, Director, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

