Form 10-Q
period 2026-05-31
Ankam, Inc.
filed 2026-07-22
CIK 1781629

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2026

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

Yes ☐       No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,558,063 common shares issued and outstanding as of July 16, 2026.

ANKAM, INC.

FORM 10-Q

Quarterly Period Ended May 31, 2026

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

ANKAM, INC.

CONSOLIDATED BALANCE SHEETS

	May 31, 2026	November 30, 2025

ASSETS
CURRENT ASSETS:
Cash	$6,330	$131,710

Total current assets	6,330	131,710

Capitalized software costs, net	25,550	51,842

TOTAL ASSETS	$31,880	$183,552

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$190,353	$127,395
Amount due to director	489,380	447,418
Total current liabilities	679,733	574,813

Total liabilities	679,733	574,813

Commitments and contingencies (Note 8)

STOCKHOLDERS’ DEFICIT:
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,558,063 shares issued and outstanding	4,558	4,558
Additional paid in capital	169,072	169,072
Accumulated deficit	(821,483)	(564,891)

Total stockholders’ deficit	(647,853)	(391,261)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$31,880	$183,552

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANKAM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For three months ended May 31, 2026	For three months ended May 31, 2025	For six months ended May 31, 2026	For six months ended May 31, 2025

REVENUE	$44,900	$165,000	$44,900	$240,000
Cost	–	63,000	–	103,000
Gross Profit	44,900	102,000	44,900	137,000

EXPENSES:
General and administrative expenses	6,047	1,663	6,047	1,663
Director fees	45,000	–	53,571	–
Professional fees	2,710	–	152,710	932
Server expense	31,479	31,479	62,958	62,958
Amortization	13,121	13,171	26,291	26,341
Total expenses	98,357	46,313	301,577	91,894

PROFIT/(LOSS) FROM OPERATIONS	(53,457)	55,687	(256,677)	45,106

OTHER INCOME (EXPENSES):
Interest Income	–	–	105	–
Exchange Gain or Loss	(17)	–	(20)	–
Total Other Income (Expenses)	(17)	–	85	–

Loss before income taxes	(53,474)	55,687	(256,592)	45,106

Provision for income taxes	–	–	–	–

NET Profit/(Loss)	$(53,474)	$55,687	$(256,592)	$45,106

Net Profit per common share - basic	$(0.01)	$0.01	$(0.06)	$0.01

Weighted average number of common shares outstanding - basic and diluted	4,558,063	4,558,063	4,558,063	4,558,063

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANKAM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of November 30, 2024	4,558,063	$4,558	$169,072	$(497,739)	$(324,109)

Net loss	–	–	–	(10,581)	(10,581)

Balance as of February 29, 2025	4,558,063	$4,558	$169,072	$(508,320)	$(334,690)

Net profit	–	–	–	55,687	55,687

Balance as of May 31, 2025	4,558,063	$4,558	$169,072	$(452,633)	$(279,003)

Balance as of November 30, 2025	4,558,063	$4,558	$169,072	$(564,891)	$(391,261)

Net loss	–	–	–	(203,118)	(203,118)

Balance as of February 29, 2026	4,558,063	$4,558	$169,072	$(768,009)	$(594,379)

Net profit	–	–	–	(53,474)	(53,474)

Balance as of May 31, 2026	4,558,063	$4,558	$169,072	$(821,483)	$(647,853)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANKAM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For six months ended May 31, 2026	For six months ended May 31, 2025

Cash Flows from Operating Activities:
Net profit (loss)	$(256,592)	$45,106
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization expense	26,291	26,341
Changes in operating assets and liabilities:
Accounts receivable	–	(65,000)
Accounts payable and accrued expenses	62,958	125,958
Net cash provided by (used in) operating activities	(167,343)	152,405

Cash Flow from Investing Activities:
Capitalized Software Costs	–	–
Net cash provided by (used in) investing activities	–	–

Cash Flows from Financing Activities:
Related party activity, net	41,963	(17,793)
Net cash provided by (used in) financing activities	41,963	(17,793)

NET CHANGE IN CASH	(125,380)	134,612

CASH AT BEGINNING OF THE PERIOD	131,710	57

CASH AT THE END OF THE PERIOD	$6,330	$134,669

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITY:
Operating lease liability and right of use asset	$–	$–

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of May 31, 2026

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

As of August 8, 2024, Bakur Kalichava, the President, Treasurer, Director and Secretary of ANKAM INC. (the “Company”), is no longer holding the positions. Mr. Kalichava’s decision to resign is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. The Board of the Company appointed Wang Wen Lung as the President, Treasurer, Director and Secretary, effective on August 8, 2024

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of May 31, 2026

(Unaudited)

On August 27, 2024, Ankam Inc. (the “Company”) incorporated a new subsidiary, Mei Sheng Corporation Limited 美盛全球有限公司. This subsidiary mainly focus on expanding the Company’s presence in the Asian market, particularly in Hong Kong, Taiwan and surrounding regions. The establishment of Mei Sheng Corporation Limited is part of the Company’s strategic initiative to diversify its operations and improve market reach. On August 30, 2024, Mei Sheng Corporation Limited entered into a software application development agreement with a Taiwan company, Consummation International Business Co., Ltd, for the development of a health products sales platform.

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

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the six months ended May 31, 2026 and 2025.

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

As of May 31, 2026

(Unaudited)

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

As of May 31, 2026 and November 30, 2025, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of May 31, 2026

(Unaudited)

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. There were no dilutive securities as of May 31, 2026 and 2025.

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

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of May 31, 2026

(Unaudited)

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

Although the Company has begun to generate a positive net income for the six months ended May 31, 2026, it continues to rely on financing activities to fund its operations and has not yet achieved consistent profitability. Management’s plans to address the conditions include seeking additional capital through equity financing and increasing revenues from its business operations.

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of May 31, 2026

(Unaudited)

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

NOTE 4 – CAPITALIZED SOFTWARE COSTS

	Useful Life	As of May 31, 2026	As of May 31, 2025
API development	3 years	$58,920	$58,920
MoneySaver App	3 years	26,645	26,645
Website development	3 years	72,480	72,480
Total capitalized software		158,045	158,045
Accumulated amortization		(132,495)	(79,863)
Balance		$25,550	$78,182

During the three months ended May 31, 2026 and 2025, the amortization expense was $13,121 and $$13,171, respectively. During the six months ended May 31, 2026 and 2025, the amortization expense was $26,291 and $26,341, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company owed $489,380 and $447,418 to its director, Mr. Wang Wen Lung as of May 31, 2026 and November 30, 2025, respectively, for unpaid operating advances. This loan is unsecured, non-interest bearing and due on demand.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with Financial Accounting Standards Board (“FASB”) ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of May 31, 2026, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of May 31, 2026

(Unaudited)

NOTE 7 – INCOME TAXES

The components of the Company’s provision for federal income tax for the six months ended May 31, 2026 and the year ended November 30, 2025 consists of the following:

	May 31, 2026	November 30, 2025
Federal income tax benefit attributable to:
Current operations	$821,483	$564,891
Less: valuation allowance	(821,483)	(564,891)
Net provision for federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	May 31, 2026	November 30, 2025
Deferred tax asset attributable to:
Net operating loss carryover	$172,511	$118,627
Less: valuation allowance	(172,511)	(118,627)
Net deferred tax asset	$–	$–

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $821,483 as of May 31, 2026, for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

For the fiscal year ended May 31, 2026, taxable income/loss and accrued income taxes by jurisdiction are as follows:

Jurisdiction	Taxable Income/Loss (USD)	Accrued Income Taxes (USD)
Hong Kong (Mei Sheng Corporation Limited)	$(23,738)	$–
United States (Ankam LLC, Apex Intelligence LLC, Ankam, Inc.)	(797,745)	–
Total	$(821,483)	$–

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of May 31, 2026

(Unaudited)

Note: Hong Kong profits tax applicable to Mei Sheng Corporation Limited adopts a tiered tax rate of 8.25% on the first HKD 2,000,000 (approximately equivalent to USD 257,353) of assessable profits. For the fiscal year ended May 31, 2026, Mei Sheng Corporation Limited recorded a taxable loss of USD 23,738, hence no Hong Kong profits tax accrual is required. The Hong Kong fiscal year-end of Mei Sheng Corporation Limited is different from the reporting date May 31, 2026. As Mei Sheng generated a tax loss during the period, there is no outstanding tax payable to be settled. The three U.S.-based entities collectively incurred a combined taxable net operating loss of USD 797,745, resulting in no current income tax payments. A full valuation allowance has been recorded against all deferred tax assets arising from these net operating losses.

Reconciliation of Effective Income Tax Rate

Item	Domestic ($)	Foreign ($)	Total Amount ($)	% of Income (Loss) Before Income Taxes
Tax at U.S. federal statutory rate	-5,521	-48,363	-53,884	21.00%
Foreign tax rate differential	–	29,363	29,363	-11.44%
Effect of not recognizing deferred tax assets on tax losses	5,521	19,000	24,521	-9.56%
Effective income tax expense	–	–	–	–

Note: The reconciliation above presents the difference between the U.S. federal statutory income tax rate of 21% and the Company’s effective income tax rate for the six months ended May 31, 2026.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to May 31, 2026, through the date when consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of May 31, 2026

(Unaudited)

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

Data as of the six-month period ending May 31, 2026

Segment Expense

Entity Name	Expense (USD)	% of Total Consolidated Expense
Mei Sheng Corporation Limited	$275,286	91.28%
Apex Intelligence LLC	21,900	7.26%
Ankam LLC	4,391	1.46%
Consolidated Total	$301,577	100%

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of May 31, 2026

(Unaudited)

Segment Expense Categories

Expense Category	Expense (USD)	% of Total Consolidated Expense
Professional Fees	$152,710	50.64%
Server Rental Expenses	62,958	20.88%
Director fees	53,571	17.76%
Amortization Expense	26,291	8.72%
Other Expense	6,047	2.00%
Consolidated Total	$301,577	100%

Segment Profit (Loss)

The CODM uses consolidated net loss as the key measure to evaluate segment profitability, consistent with the measurement basis described earlier.

Entity Name	Loss (USD)	% of Total Consolidated Loss
Mei Sheng Corporation Limited	$(230,301)	89.76%
Apex Intelligence LLC	(21,900)	8.53%
Ankam LLC	(4,391)	1.71%
Consolidated Total	$(256,592)	100%

For the fiscal year, consolidated segment net loss was $256,592.

Segment Assets

Segment assets by entity are as follows:

Entity Name	Amount (USD)	% of Consolidated Total Assets
Apex Intelligence LLC	$25,550	80.14%
Mei Sheng Corporation Limited	6,330	19.86%
Consolidated Total	$31,880	100%

Long-lived assets are primarily located in the United States and Hong Kong SAR, China.

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of May 31, 2026

(Unaudited)

NOTE 10 – MATERIAL NONPUBLIC INFORMATION

Pursuant to Item 402(x) (Item 11) of Regulation S-K, the Company is required to disclose policies and practices regarding the timing of option awards in relation to the disclosure of material nonpublic information, tabular information on option awards granted to named executive officers within the specified period, and tag such disclosures in XBRL.

For the fiscal year ended May 31, 2026, the Company had no relevant events or transactions that require disclosure under this Item. Specifically, no options were granted to named executive officers during the period starting four business days before and ending one business day after the filing of the Company’s Form 10-Q, Form 10-K, or any current report on Form 8-K (other than a Form 8-K used to disclose the grant of a new material option award under Item 5.02(e) of Form 8-K) that discloses material nonpublic information. In addition, the Company had no policies, practices, or actions related to the timing of option awards in connection with the disclosure of material nonpublic information to report.

Accordingly, no narrative or tabular disclosures are required under Item 402(x) (Item 11) for the fiscal year ended May 31, 2026, and no XBRL tagging is necessary for such disclosures.

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

RESULTS OF OPERATIONS

During the three months ended May 31,2026,we generated revenue of $44,900. Total operating expenses were $98,357. The operating expenses included general and administrative expenses, director fees, professional fees, server expenses and amortization. Our net loss was $53,474.

During the three months ended May 31,2025 we generated revenue of $165,000. Total operating expenses were $46,313. The operating expenses included general and administrative expenses, server expenses, and amortization. Our net profit was $55,687.

During the six months ended May 31, 2026, we generated revenue of $44,900. Total operating expenses were $301,577. The operating expenses included general and administrative expenses, director fees, professional fees, server expenses, and amortization. Our net loss was $256,592.

During the six months ended May 31,2025, we generated revenue of $240,000. Total operating expenses were $91,894. The operating expenses included general and administrative expenses, professional fees, server expenses, and amortization. Our net profit was $45,106.

Revenues

During the three months ended May 31, 2026 and May 31, 2025, we have generated total revenue of $44,900 and $165,000, respectively. The decrease in revenue for the quarter ended May 31, 2026 compared to the quarter ended May 31, 2025 was primarily due to a reduction in business volume, resulting in lower operating revenue for the current quarter.

During the six months ended May 31, 2026 and 2025, we have generated total revenue of $44,900 and $240,000, respectively. The decrease in revenue for the six months ended May 31, 2026 compared to the six months ended May 31, 2025 was primarily due to a reduction in business volume, resulting in lower operating revenue for the current six-month period.

Operating Expenses

Total operating expenses for the three months ended May 31, 2026 were $98,357 compared to $46,313 for the three months ended May 31, 2025. Our operating expenses consisted of general and administrative costs of $6,047 (May 31, 2025 - $1,663), director fees of $45,000 (May 31, 2025 - $0), professional fees of $2,710 (May 31, 2025 - $0), server expense of $31,479 (May 31, 2025 - $31,479) and amortization of $13,121 (May 31, 2025 - $13,171). Expenses increased in the three months ended May 31, 2026 primarily due to the recognition of director fees and professional fees which were nil in the comparative quarter, as well as higher general and administrative expenses.

Total operating expenses for the six months ended May 31, 2026 were $301,577 compared to $91,894 for the six months ended May 31, 2025. Our operating expenses consisted of general and administrative costs of $6,047 (May 31, 2025 - $1,663), director fees of $53,571 (May 31, 2025 - $0), professional fees of $152,710 (May 31, 2025 - $932), server expense of $62,958 (May 31, 2025 - $62,958) and amortization of $26,291 (May 31, 2025 - $26,341). Expenses increased in the six months ended May 31, 2026 primarily due to the increase in general and administrative expenses, director’s fees and professional fees.

Net profit and Loss

The net loss for the three months ended May 31, 2026, was $53,474, compared to the net profit of $55,687 for the three months ended May 31, 2025, primarily due to the decrease in revenue and increase in operating expenses.

The net loss for the six months ended May 31, 2026, was $256,592, compared to the net profit of $45,106 for the six months ended May 31, 2025, primarily due to the decrease in revenue and increase in operating expenses.

Liquidity and Capital Resources

As of May 31, 2026, our total assets were $31,880 and comprised of cash of $6,330 and capitalized software costs, net of $25,550. Our total liabilities were $679,733 and comprised of accounts payable and accrued expenses of $190,353 and amount due to director of $489,380.

As of November 30, 2025, our total assets were $183,552, which comprised of cash of $131,710 and capitalized software costs, net of $51,842. Our total liabilities were $574,813, which comprised of amount due to director of $447,418, and accounts payable and accrued expenses of $127,395.

Stockholders’ deficit has increased from $391,261 as of November 30, 2025 to $647,853 as of May 31, 2026.

The Company has accumulated a deficit of $821,483 as of May 31, 2026, compared to $564,891 as of November 30, 2025. The Company recorded a net loss for the six months period ended May 31, 2026, which expanded its accumulated deficit, and additional losses may occur as it advances its business development.

During the six months ended May 31, 2026, the Company used cash in operating activities amounting to $167,343 due to its net loss of $256,592, offset by non-cash amortization expense of $26,291 and an increase in accounts payable and accrued expenses of $62,958. There were no movements in accounts receivable during the period.

Net cash flows provided by investing activities for the six months ended May 31, 2026, were $nil, with no capitalized software cost outlays incurred.

Net cash flows provided by financing activities for the six months ended May 31, 2026, were $41,963, driven by net cash inflows from related party transactions with the director.

Off-Balance Sheet Arrangements

As of May 31, 2026, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of May 31, 2026, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the period ending May 31, 2026, there were no pending or threatened legal actions against us.

Item 1A.	Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

During the quarter ended May 31, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANKAM, INC.

Date: July 22, 2026	By:	/s/ Wen Lung, WANG
Name: Wen Lung, WANG Title: President, Secretary, Treasurer, Director, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

