Form 10-Q
period 2026-08-31
Ankam, Inc.
filed 2026-10-14
CIK 1781629

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2026

or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,558,063 common shares issued and outstanding as of August 31, 2026.

ANKAM, INC.

FORM 10-Q

Quarterly Period Ended August 31, 2026

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

ANKAM, INC.

CONSOLIDATED BALANCE SHEETS

	August 31, 2026	November 30, 2025

ASSETS

CURRENT ASSETS:
Cash	$8,321	$131,710

Total current assets	8,321	131,710

Capitalized software costs, net	14,600	51,842

TOTAL ASSETS	$22,921	$183,552

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$221,832	$127,395
Amount due to director	561,706	447,418
Total current liabilities	783,538	574,813

Total liabilities	783,538	574,813

Commitments and contingencies (Note 8)

STOCKHOLDERS’ DEFICIT:
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,558,063 shares issued and outstanding	4,558	4,558
Additional paid in capital	169,072	169,072
Accumulated deficit	(934,247)	(564,891)

Total stockholders’ deficit	(760,617)	(391,261)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$22,921	$183,552

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANKAM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For three months ended August 31, 2026	For three months ended August 31, 2025	For nine months ended August 31, 2026	For nine months ended August 31, 2025

REVENUE	$–	$–	$44,900	$240,000
Cost	–	4,900	–	107,900
Gross Profit	–	(4,900)	44,900	132,100

EXPENSES:
General and administrative expenses	9,120	71	15,166	1,733
Director fee	54,429	–	108,000	–
Professional fees	6,789	10,971	159,499	11,903
Server expense	31,479	31,479	94,437	94,437
Amortization	10,950	13,170	37,242	39,511
Total expenses	112,767	55,691	414,344	147,584

LOSS FROM OPERATIONS	(112,767)	(60,591)	(369,444)	(15,484)

OTHER INCOME (EXPENSES):
Interest Income	–	–	105	–
Debt Forgiveness	–	31	–	31
Exchange Gain or Loss	3	8	(17)	8
Total Other Income	3	39	88	39

Income (Loss) before income taxes	(112,764)	(60,551)	(369,356)	(15,445)

Provision for income taxes	–	–	–	–

NET INCOME (LOSS)	$(112,764)	$(60,551)	$(369,356)	$(15,445)

Net loss per common share - basic	$(0.02)	$(0.01)	$(0.08)	$(0.003)

Weighted average number of common shares outstanding - basic and diluted	4,558,063	4,558,063	4,558,063	4,558,063

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANKAM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of November 30,	4,558,063	$4,558	$169,072	$(497,739)	$(324,109)
Net loss	–	–	–	(10,581)	(10,581)
Balance as of February 28, 2025	4,558,063	4,558	169,072	(508,320)	(334,690)
Net profit	–	–	–	55,687	55,687
Balance as of May 31, 2025	4,558,063	4,558	169,072	(452,633)	(279,003)
Net loss	–	–	–	(60,551)	(60,551)
Balance as of August 31, 2025	4,558,063	$4,558	$169,072	$(513,184)	$(339,554)

Balance as of November 30, 2025	4,558,063	$4,558	$169,072	$(564,891)	$(391,261)
Net loss	–	–	–	(203,118)	(203,118)
Balance as of February 28, 2026	4,558,063	4,558	169,072	(768,009)	(594,379)
Net loss	–	–	–	(53,474)	(53,474)
Balance as of May 31, 2026	4,558,063	4,558	169,072	(821,483)	(647,853)
Net loss	–	–	–	(112,764)	(112,764)
Balance as of August 31, 2026	4,558,063	$4,558	$169,072	$(934,247)	$(760,617)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANKAM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	August 31, 2026	August 31, 2025
Cash Flows from Operating Activities:
Net loss	$(369,356)	$(15,445)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization expense	37,242	39,511
Changes in operating assets and liabilities:
Accounts receivable	–	(55,000)
Prepaid expenses	–	(42,000)
Accounts payable and accrued expenses	94,437	96,437
Deferred revenue	–	20,000
Net cash used in operating activities	(237,677)	43,503

Cash Flow from Investing Activities:
Capitalized Software Costs	–	–
Net cash provided by (used in) investing activities	–	–

Cash Flows from Financing Activities:
Related party activity, net	114,288	(19,793)
Net cash provided by financing activities	114,288	(19,793)

NET CHANGE IN CASH	(123,389)	23,710
CASH AT BEGINNING OF THE PERIOD	131,710	57

CASH AT THE END OF THE PERIOD	$8,321	$23,767

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANKAM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of August 31, 2026

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

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the nine months ended August 31, 2026 and 2025.

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

As of August 31, 2026 and November 30, 2025, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. There were no dilutive securities as of August 31, 2026 and 2025.

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. As a development-stage company, the Company had limited revenues and incurred losses as of August 31, 2026. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time.

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

NOTE 4 – CAPITALIZED SOFTWARE COSTS

	Useful Life	As of August 31, 2026	As of November 30, 2025
API development	3 years	$58,920	$58,920
MoneySaver App	3 years	26,645	26,645
Website development	3 years	72,480	72,480
Total capitalized software		158,045	158,045
Accumulated amortization		(143,445)	(106,203)
Balance		$14,600	$51,842

During the three months ended August 31, 2026 and 2025, the amortization expense was $10,950 and $13,170, respectively. During the nine months ended August 31, 2026 and 2025, the amortization expense was $37,242 and $39,511, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company owed its sole director $561,706 and $447,418 as of August 31, 2026 and November 30, 2025, respectively, for unpaid operating advances. This loan is unsecured, non-interest bearing and due on demand.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with Financial Accounting Standards Board (“FASB”) ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of August 31, 2026, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

NOTE 7 – INCOME TAXES

The components of the Company’s provision for federal income tax for the nine months ended August 31, 2026 and the year ended November 30, 2025 consist of the following:

	August 31, 2026	November 30, 2025
Federal income tax benefit attributable to:
Current operations	$934,247	$564,891
Less: valuation allowance	(934,247)	(564,891)
Net provision for federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	August 31, 2026	November 30, 2025
Deferred tax asset attributable to:
Net operating loss carryover	$196,192	$118,627
Less: valuation allowance	(196,192)	(118,627)
Net deferred tax asset	$–	$–

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $934,247 as of August 31, 2026, for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

For the fiscal quarter ended August 31, 2026, taxable income/loss and accrued income taxes by jurisdiction are as follows:

Jurisdiction	Taxable Income/Loss (USD)	Accrued Income Taxes (USD)
Hong Kong (Mei Sheng Corporation Limited)	$(125,552)	$–
United States (Ankam LLC, Apex Intelligence LLC, Ankam, Inc.)	(808,695)	–
Total	$(934,247)	$–

Note: Hong Kong profits tax applicable to Mei Sheng Corporation Limited adopts a tiered tax rate of 8.25% on the first HKD 2,000,000 (approximately equivalent to USD 257,353) of assessable profits. For the fiscal quarter ended August 31, 2026, Mei Sheng Corporation Limited recorded a taxable loss of USD 125,552, hence no Hong Kong profits tax accrual is required. The Hong Kong fiscal quarter-end of Mei Sheng Corporation Limited is different from the reporting date August 31, 2026. As Mei Sheng generated a tax loss during the period, there is no outstanding tax payable to be settled. The three U.S.-based entities collectively incurred a combined taxable net operating loss of USD 808,695, resulting in no current income tax payments. A full valuation allowance has been recorded against all deferred tax assets arising from these net operating losses.

Reconciliation of Effective Income Tax Rate

Item	Domestic ($)	Foreign ($)	Total Amount ($)	% of Income (Loss) Before Income Taxes
Tax at U.S. federal statutory rate	(7,821)	(69,744)	(77,565)	21.00%
Foreign tax rate differential	–	42,345	42,345	(11.46%	)
Effect of not recognizing deferred tax assets on tax losses	7,821	27,399	35,220	(9.54%	)
Effective income tax expense	–	–	–	–

Note: The reconciliation above presents the difference between the U.S. federal statutory income tax rate of 21% and the Company’s effective income tax rate for the nine months ended August 31, 2026.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to August 31, 2026, through the date when financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Data as of the nine-month period ending August 31, 2026

Segment Expense

Entity Name	Expense (USD)	% of Total Consolidated Expense
Mei Sheng Corporation Limited	$377,102	91.01%
Apex Intelligence LLC	32,850	7.93%
Ankam LLC	4,392	1.06%
Consolidated Total	$414,344	100%

Segment Expense Categories

Expense Category	Expense (USD)	% of Total Consolidated Expense
Professional Fees	$159,499	38.49%
Server Rental Expenses	94,437	22.79%
Director fees	108,000	26.07%
Amortization Expense	37,242	8.99%
Other Expense	15,166	3.66%
Consolidated Total	$414,344	100%

Segment Profit (Loss)

The CODM uses consolidated net loss as the key measure to evaluate segment profitability, consistent with the measurement basis described earlier.

Entity Name	Loss (USD)	% of Total Consolidated Loss
Mei Sheng Corporation Limited	$(332,114)	89.92%
Apex Intelligence LLC	(32,850)	8.89%
Ankam LLC	(4,392)	1.19%
Consolidated Total	$(369,356)	100%

For the nine months ended August 31, 2026, consolidated segment net loss was $369,356.

Segment Assets

Segment assets by entity are as follows:

Entity Name	Amount (USD)	% of Consolidated Total Assets
Apex Intelligence LLC	$14,600	63.70%
Mei Sheng Corporation Limited	8,321	36.30%
Consolidated Total	$22,921	100%

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

For the fiscal quarter ended August 31, 2026, the Company had no relevant events or transactions that require disclosure under this Item. Specifically, no options were granted to named executive officers during the period starting four business days before and ending one business day after the filing of the Company’s Form 10-Q, Form 10-K, or any current report on Form 8-K (other than a Form 8-K used to disclose the grant of a new material option award under Item 5.02(e) of Form 8-K) that discloses material nonpublic information. In addition, the Company had no policies, practices, or actions related to the timing of option awards in connection with the disclosure of material nonpublic information to report.

Accordingly, no narrative or tabular disclosures are required under Item 402(x) (Item 11) for the fiscal quarter ended August 31, 2026, and no XBRL tagging is necessary for such disclosures.

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

RESULTS OF OPERATIONS

Three months ended August 31, 2026 compared to August 31, 2025

Revenues

During the three months ended August 31, 2026 and 2025, we have generated total revenue of $0 and $0, respectively. The Company had no revenue in both quarters as our operating activities experienced an overall slowdown and contraction.

Operating Expenses

Total operating expenses for the three months ended August 31, 2026 were $112,767 compared to $55,691 for the three months ended August 31, 2025. Our operating expenses consisted of general and administrative costs of $9,120 (three months ended August 31, 2025 - $71), director fees of $54,429 (three months ended August 31, 2025 - $0), professional fees of $6,789 (three months ended August 31, 2025 - $10,971), server expense of $31,479 (three months ended August 31, 2025 - $31,479) and amortization of $10,950 (three months ended August 31, 2025 - $13,170). The increase in expenses for the three months ended August 31, 2026 was primarily attributable to higher director fees and increased general and administrative expenses, partially offset by lower professional fees and amortization expense.

Other Income

During the three months ended August 31, 2026 and 2025, we have generated Interest Income of $0 and $0, Debt Forgiveness of $0 and $31, and Exchange Gain or Loss of $3 and $8, respectively.

Net Profits/ (Losses)

The net loss for the three months ended August 31, 2026, was $112,764, compared to net loss $60,551 for the three months ended August 31, 2025, due to the factors discussed above.

Nine months ended August 31, 2026 compared to August 31, 2025

Revenues

During the nine months ended August 31, 2026 and 2025, we generated total revenue of $44,900 and $240,000, respectively. The decrease in revenue for the nine months ended August 31, 2026 relative to the nine months ended August 31, 2025 resulted from the overall slowdown or contraction in the Company's operating activities..

Operating Expenses

Total operating expenses for the nine months ended August 31, 2026 were $414,344 compared to $147,584 for the nine months ended August 31, 2025. Our operating expenses consisted of general and administrative costs of $15,166 (nine months ended August 31, 2025 - $1,733), director fees of $108,000 (nine months ended August 31, 2025 - $0), professional fees of $159,499 (nine months ended August 31, 2025 - $11,903), server expense of $94,437 (nine months ended August 31, 2025 - $94,437) and amortization of $37,242 (nine months ended August 31, 2025 - $39,511). The increase in expenses for the nine months ended August 31, 2026 was primarily attributable to higher director fees, increased general and administrative expenses and higher professional fees, partially offset by lower amortization expense.

Other Income

During the nine months ended August 31, 2026 and 2025, we generated Interest Income of $105 and $0, Debt Forgiveness of $0 and $31, and Exchange Gain or Loss of $(17) and $8, respectively.

Net Losses

The net loss for the nine months ended August 31, 2026, was $369,356, compared to $15,445 for the nine months ended August 31, 2025, due to the factors discussed above.

Liquidity and Capital Resources

As of August 31, 2026, our total assets were $22,921, which comprised of cash of $8,321 and capitalized software costs of $14,600. Our total liabilities were $783,538, which comprised of advances from our director of $561,706, and accounts payable and accrued expenses of $221,832.

As of November 30, 2025, our total assets were $183,552, which comprised of cash of $131,710 and capitalized software costs of $51,842. Our total liabilities were $574,813, which comprised of advances from our director of $447,418, and accounts payable and accrued expenses of $127,395.

Stockholders’ deficit has increased from $391,261 as of November 30, 2025 to $760,617 as of August 31, 2026.

The Company has accumulated a deficit of $934,247 as of August 31, 2026, compared to $564,891 as of November 30, 2025, and further losses are anticipated in the development of its business.

During the nine months ended August 31, 2026, the Company used $237,677 of cash in operating activities. This was primarily attributable to the net loss of $(369,356), adjusted for add-back of amortization expense of $37,242 and an increase in accounts payable and accrued expenses of $94,437.

Net cash inflows provided by financing activities for the nine months ended August 31, 2026, were $114,288, attributable to net proceeds from related party loans advanced by our director.

Off-Balance Sheet Arrangements

As of August 31, 2026, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of August 31, 2026, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

During the period ending August 31, 2026, there were no pending or threatened legal actions against us.

Item 1A.	Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

During the quarter ended August 31, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

ANKAM, INC.

Date: October 14, 2026	By:	/s/ Wang Wen Lung
Name: Wang Wen Lung Title: President, Secretary, Treasurer, Director, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

